Form 10-Q
period 2013-12-31
APPYEA, INC
filed 2014-02-14
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 333-190999

APPYEA, INC.

(Exact Name of Registrant as Specified in its Charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas 76102

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code:  (817) 887-8142

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,491,660 shares outstanding as of February 10, 2014.

APPYEA, INC.

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	3

	Statements of Operations for the three and six months ended December 31, 2013, the period from Inception (November 26, 2012) through December 31, 2012, and the period from Inception (November 26, 2012) through December 31, 2013 (unaudited)	4

	Statements of Changes in Stockholders’ Equity for the periods from November 26, 2012 (Inception) through June 30, 2013 (audited) and December 31, 2013 (unaudited)	5

	Statements of Cash Flows for the six months ended December 31, 2013, the period from Inception (November 26, 2012) through December 31, 2012, and the period from Inception (November 26, 2012) through December 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

APPYEA, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,507	$31,150
Accounts receivable	1,136	2,331
Prepaid expenses	2,550	199
Total current assets	6,193	33,680
Fixed assets (net of accumulated amortization of $34,582 and $13,759, respectively)	93,593	108,416
Other assets	24,661	20,400
Total assets	$124,447	$162,496
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,062	$10,411
Accrued liabilities - related parties	2,648	933
Related party loans	17,250	19,000
Total current liabilities	27,960	30,344
Commitments and contingencies (note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31 and June 30, 2013	500	500

Common stock, $0.0001 par value, 750,000,000 shares authorized, 2,299,444 shares issued and outstanding at December 31 and June 30, 2013	229	229
Additional paid-in-capital	149,693	149,693
Deficit accumulated during the development stage	(53,935)	(18,270)
Total stockholders’ equity	96,487	132,152
Total liabilities and stockholders' equity	$124,447	$162,496

See accompanying notes to unaudited financial statements.

APPYEA, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31, 2013	Six months ended December 31, 2013	Inception (November 26, 2012) through December 31, 2012	Inception (November 26, 2012) through December 31, 2013
Revenue	$1,904	$4,667	$—	$8,541
Operating costs:
Sales and marketing	2,562	2,637	—	3,698
Legal and professional fees	5,453	12,453	—	13,928
General and administrative	1,448	2,698	—	7,614
Amortization	10,531	20,823	—	34,582
Total operating costs	19,994	38,611	—	59,822
Loss from operations	(18,090)	(33,944)	—	(51,281)
Other expense -
Interest expense, net	(534)	(1,721)	—	(2,654)
Net loss	$(18,624)	$(35,665)	$—	$(53,935)
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$—
Weighted average shares outstanding,
basic and diluted	2,299,444	2,299,444	2,000,000

See accompanying notes to unaudited financial statements.

APPYEA, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible preferred stock		Common stock		Additional paid-in	Deficit accumulated during development
	Shares	Amount	Shares	Amount	capital	stage	Total
Balance, November 26, 2012 (Inception)	—	$—	—	$—	$—	$—	$—

Convertible preferred stock issued for cash @ $0.0001 per share	5,000,000	500	—	—	—	—	500
Common stock issued for cash @ $0.0001 per share	—	—	2,000,000	200	—	—	200
Common stock issued to purchase mobile app @ $0.50 per share	—	—	40,000	4	19,996	—	20,000
Common stock issued to settle convertible loan note @ $0.50 per share	—	—	20,000	2	9,998	—	10,000
Common stock issued for cash @ $0.50 per share	—	—	239,444	23	119,699	—	119,722
Net loss for the period	—	—	—	—	—	(18,270)	(18,270)
Balance at June 30, 2013 (audited)	5,000,000	500	2,299,444	229	149,693	(18,270)	132,152
Net loss for the period	—	—	—	—	—	(35,665)	(35,665)
Balance at December 31, 2013 (unaudited)	5,000,000	$500	2,299,444	$229	149,693	(53,935)	96,487

See accompanying notes to unaudited financial statements.

APPYEA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended December 31, 2013	Inception (November 26, 2012) through December 31, 2012	Inception (November 26, 2012) through December 31, 2013
Cash flows from operating activities:
Net loss	$(35,665)	$—	$(53,935)
Adjustments to reconcile net loss to cash flows used in
operating activities:
Amortization expense	20,823	—	34,582
Changes in operational assets and liabilities:
Decrease (increase) in accounts receivable	1,195	—	(1,136)
Increase in prepaid expenses	(2,351)	—	(2,550)
(Decrease) increase in accounts payable	(2,349)	—	8,062
Increase in accrued liabilities	1,715	—	2,648
Net cash used in operating activities	(16,632)	—	(12,329)
Cash flows from investing activities:
Acquisitions of mobile application software	—	—	(48,717)
Development costs associated with mobile application software	(6,000)	—	(9,458)
Net cash used in investing activities	(6,000)	—	(58,175)
Cash flows from financing activities:
Issuance of preferred stock for cash	—	500	500
Issuance of common stock for cash	—	200	119,922
Deferred financing costs incurred	(4,261)	—	(24,661)
Repayment of convertible promissory notes	(1,750)	—	(22,750)
Net cash (used in) provided by financing activities	(6,011)	700	73,011
Net (decrease) increase in cash and cash equivalents	(28,643)	700	2,507
Cash and cash equivalents, beginning of period	31,150	—	—
Cash and cash equivalents, end of period	$2,507	$700	$2,507
Supplemental disclosures of cash flow information:
Fixed assets acquired for shares of common stock	$—	$—	$20,000
Fixed assets acquired for convertible notes payable and other debt	$—	$—	$50,000
Convertible notes payable converted into share of common stock	$—	$—	$10,000
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to unaudited financial statements.

APPYEA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	NATURE OF OPERATIONS

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 (“Inception”) to engage in the acquisition, purchase, maintenance and creation of mobile software applications (or “apps”). The Company is in the development stage with no significant revenues and a limited operating history.

Through December 31, 2013, the Company has completed three separate acquisitions of mobile software applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2013 and for the interim periods presented herein have been reflected in these unaudited financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Company’s Registration Statement on Form S-1 for the period ended June 30, 2013.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Development Stage Company

The Company is a development stage enterprise in accordance with Accounting Standards Codification (“ASC”) 915, Development Stage Entities. We have been in the development stage since Inception (November 26, 2012). Among the disclosures required as a development stage company are that its financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of its Inception (November 26, 2012) as a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Prepaid Expenses

Prepaid expenses consist primarily of a retainer paid for professional services to explore options available to the Company to license a trade name for certain of its mobile applications. Amounts advanced for such professional services will be capitalized and amortized based on the length of any executed license agreement, or expensed if such efforts are not successful.

Fixed Assets

The Company’s fixed assets represent mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their useful lives of 3 years.

Other Assets

Offering costs with respect to issuances of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. Through December 31, 2013 the Company incurred deferred offering costs of $24,661.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying values of accounts receivable, prepaid expenses, accounts payable, accruals and convertible notes payable approximate their fair values due to the short-term maturities of these instruments.

Revenue Recognition

The Company generates it revenue from the sale of its mobile software applications through online mobile applications stores. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable. The Company has no remaining obligation to customers after the date on which its customers purchase its mobile software applications.

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Advertising cost

Advertising costs are expensed as incurred. Advertising costs of $2,562 and $2,637 were incurred in the three and six months ended December 31, 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and unrealized gains (losses) on available-for-sale securities. From the Company’s Inception (November 26, 2012) through December 31, 2013 there were no differences between its comprehensive loss and net loss.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the three and six months ended December 31, 2013, the Company had shares of convertible preferred stock outstanding and conversion privileges attached to its convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during both the three and six months ended December 31, 2013.

Business Segments

The Company believes that its activities for the periods presented herein comprised a single segment.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	GOING CONCERN AND LIQUIDITY

At December 31, 2013, the Company had cash of $2,507, no profitable business activities or other source of positive cash flow generating operations, liabilities of $27,960, and has incurred losses since Inception (November 26, 2012). The Company anticipates future losses in the development of its business. Our unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	FIXED ASSETS

The Company incurred $4,000 and $6,000 in capitalized mobile software application development costs during the three and six months ended December 31, 2013, respectively. As at December 31, 2013, the balance of fixed assets represented mobile application software consisting of the following:

Cost	$128,175
Accumulated amortization	(34,582)
Net book value	$93,593

Amortization expense for the three and six months ended December 31, 2013 was $10,531 and $20,823, respectively.

5.	LOANS – RELATED PARTIES

The Company incurred borrowings from a related party in connection with its acquisition of theme park wait time mobile software applications on April 2, 2013. The borrowings consisted of 1) a 12-month convertible promissory note for $15,000 (“Convertible Promissory Note”), with principal and interest at 12% per annum payable at maturity, and 2) a loan for $15,000, accruing interest at 12% per annum, to be repaid based on net receipts from the mobile software applications acquired (“Deferred Purchase Consideration”). The Convertible Promissory Note is convertible at the option of the holder at a 50% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding the conversion date once the Company’s common stock becomes publicly quoted. The Company has not assigned any value to the Convertible Promissory Note’s conversion feature, as the Company’s common stock is not currently publicly quoted and therefore not currently convertible. The Company will record the estimated value of such conversion feature if and when the Company’s common stock becomes publicly quoted. The Deferred Purchase Consideration can be repaid early, without prepayment penalty, at the Company’s discretion.

At December 31, 2013, the outstanding balances due under the Convertible Promissory Note and the Deferred Purchase Consideration are $15,000 and $2,250, respectively. Through December 31, 2013, interest of $2,648 had been accrued on these borrowings.

6.	COMMITMENTS AND CONTINGENCIES

Leases and Long-Term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

7.	INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for the Company’s federal income tax benefit for the six months ended December 31, 2013, calculated using the expected federal tax rate of 34%, consisted of the following:

Federal income tax benefit attributed to:
Net operating carry-forwards	$12,126
Valuation allowance	(12,126)
Net benefit	$—

The cumulative tax effect of significant items comprising our net deferred tax benefit, calculated at the expected federal tax rate of 34%, for the period from Inception (November 26, 2012) through December 31, 2013 is as follows:

Federal income tax benefit attributed to:
Net operating carry-forwards	$18,338
Valuation allowance	(18,338)
Net deferred tax asset	$—

At December 31, 2013, the Company had an unused net operating loss carry-forward approximating $54,935 that is available to offset future taxable income; the loss carry-forward will start to expire between 2032 and 2033.

8.	RELATED PARTY TRANSACTIONS

The Company’s president provides management and office premises to the Company for no compensation.

9.	SUBSEQUENT EVENTS

On January 6, 2014 the Company’s board of directors (representing all of the Company’s voting shares) approved a 15 to 1 forward common stock split, effective immediately. As a result of the common stock split the Company had 34,491,660 common shares outstanding effective January 6, 2014. This stock split will be reflected beginning with the Company’s third fiscal quarter financial statements (as of March 31, 2014).

On January 9, 2014 the Company borrowed an additional $10,000 from its current related party lender under a demand convertible debenture (“Demand Convertible Debenture”), with interest accruing at an annual rate of 8%. Once the Company’s common stock is publicly traded on OTC Markets, or any other national exchange, the principal portion of the Demand Convertible Debenture is convertible into shares of the Company’s common stock at the option of the holder, subject to certain restrictions, at a 50% discount to the lowest traded price of the Company’s common stock during the 60 trading days preceding the conversion. Interest is payable, at the Company’s option, in cash or in freely trading shares of the Company’s common stock, at a conversion price calculated in the same manner as the principal portion of the Demand Convertible Debenture.

The Company has evaluated all other subsequent events through the date of issuance of these unaudited financial statements on February 10, 2014 and other than as disclosed above, the Company did not have any material recognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of December 31, 2013, and the results of operations for the three and six months ended December, 2013. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Registration Statement on Form S-1 for the period ended June 30, 2013.

Overview

AppYea, Inc. (“AppYea,” “we,” “our,” “us,” or the “Company”) was incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications (or “apps”). The Company’s current business plans include the marketing of its mobile applications, as well the expansion of its mobile application portfolio through the acquisition of third party developed mobile applications and/or mobile applications development companies. The Company has derived revenue by way of the sale of its developed and acquired mobile applications as well as through advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full, “ad-free,” version of the application, at which time the advertisements are removed. We currently have 13 fully developed gaming applications, as well as a group of 14 applications that provide wait times at various amusement parks, and 23 additional source code applications that operate in the following categories: Business, Education, Entertainment, Finance, Lifestyle, Medical, Music, Navigation, News, Travel, Utilities and Wellness.

The Company is currently focused on the sale of its fully developed applications to mobile phone users, and finalizing the development of its source code applications.

The Company is currently actively seeking acquisitions of developed mobile applications and/or mobile applications development companies, however, we currently do not have any proposals or arrangements to enter into any acquisition or other business combinations.

Results of Operations

We generated revenue of $1,904 and $4,667 for the three and six months ended December 31, 2013, respectively. We had no revenue for the period from Inception (November 26, 2012) through December 31, 2012 as we had not yet acquired any mobile phone applications during this period. We have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and amortization expense, were $19,994 and $38,611, for the three and six months ended December 31, 2013, respectively. We had no expenses for the period from Inception (November 26, 2012) through December 31, 2012 as we had not yet commenced operations during this period.

As a result of the foregoing, we incurred losses of $18,624 and $35,665 during the three and six months ended December 31, 2013, respectively. For the period from Inception (November 26, 2012) through December 31, 2012, we did not have any earnings or losses as we had not yet commenced operations during this period.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of December 31, 2013, we had cash or cash equivalents of $2,507.

Net cash used in operating activities was $16,632 for the six months ended December 31, 2013 and $0 for the period from Inception (November 26, 2012) through December 31, 2012 (as we had not yet commenced operations). At December 31, 2013 our operating activities and available capital resources were not sufficient to fund our operations going forward. In January 2014, the Company borrowed an additional $10,000 from its current related party lender. These borrowings will be used to fund our operations during the early part of 2014, however, we are going to need to obtain additional funding for our activities thereafter to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $6,000 for the six months ended December 31, 2013 and $0 for the period from Inception (November 26, 2012) through December 31, 2012 (as we had not yet commenced any investing activities). The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash used in financing activities for the six months ended December 31, 2013 was $6,011, compared to $700 provided by financing activities in the period from Inception (November 26, 2012) through December 31, 2012. During the six months ended December 31, 2013 we incurred $4,261 in deferred financing costs and repaid $1,750 on our related party loans. During the period from Inception (November 26, 2012) through December 31, 2012 we received $500 from the sale of shares of our preferred stock and $200 from the sale of shares of our common stock.

As of December 31, 2013, our total assets were $124,447 and our total liabilities were $27,960. Included in our assets of as of December 31, 2013 was $2,507 of cash, $1,136 of accounts receivable, net fixed assets of $93,593, and other assets of $24,661.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of liquidity will consist of any, or all, of the following: 1) proceeds from sales of our common stock, 2) revenue generated from our operations, and 3) additional debt borrowings. While we are presently generating revenue and we anticipate our revenue will continue to increase, we are currently operating at a loss.

Following the Company’s Registration Statement on Form S-1 becoming effective on December 16, 2013, we are in the process of completing and submitting all necessary regulatory filings to allow for our common stock to be publicly traded on the OTC Markets QB exchange. Once our common stock is publicly traded, we believe that opportunities to either raise additional capital though the issuance of our common stock and/or use shares of our common stock for acquisitions will significantly improve. We anticipate our common stock being publicly traded during our fourth fiscal quarter (quarter ending June 30) of 2014. We are currently exploring various options for selling additional shares of our common stock.

On a long-term basis, our ability to ultimately achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully continue to develop our products and our ability to generate revenues.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company’s financial condition, results of operations or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s expectations with respect to continued disruptions in the global cap ital markets and reduced levels of consumer spending and the impact of these trends on its financial results;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements;
•	The Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company’s board of directors to allow timely decisions regarding required disclosure.

Based on this evaluation, it has been concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.
•	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any material adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.
•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, as financial resources become available we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

•	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of common stock were sold during the three and six months ended December 31, 2013.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Schema

101.CAL* XBRL Taxonomy Calculation Linkbase

101.DEF* XBRL Taxonomy Definition Linkbase

101.LAB* XBRL Taxonomy Label Linkbase

101.PRE* XBRL Taxonomy Presentation Linkbase

*	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPYEA, INC.

Date: February 14, 2014	By:	/s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director