Form 10-Q
period 2014-03-31
APPYEA, INC
filed 2014-05-15
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Larger accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,502,660 shares outstanding as of May 12, 2014.

APPYEA, INC.

Index

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, the nine months ended March 31, 2014, the period from Inception (November 26, 2012) through March 31, 2013, and the period from Inception (November 26, 2012) through March 31, 2014 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Equity for the periods from November 26, 2012 (Inception) through June 30, 2013 (audited) and March 31, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended March 31, 2014, the period from Inception (November 26, 2012) through March 31, 2013, and the period from Inception (November 26, 2012) through March 31, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,439	$31,150
Accounts receivable	1,024	2,331
Prepaid expenses	654	199
Total current assets	4,117	33,680

Fixed assets (net of accumulated amortization of $45,197 and $13,759, respectively)	82,978	108,416

Other assets	—	20,400

Total assets	$87,095	$162,496

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,981	$10,411
Accrued liabilities - related parties	3,336	933
Related party convertible loans	27,000	19,000
Total current liabilities	35,317	30,344

Commitments and contingencies (note 6)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2014 and June 30, 2013	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 34,491,660 shares issued and outstanding at March 31, 2014 and June 30, 2013	3,449	3,449
Additional paid-in capital	146,473	146,473
Common stock subscribed	3,000	—
Subscription receivable	(3,000)	—
Deficit accumulated during the development stage	(98,644)	(18,270)
Total stockholders’ equity	51,778	132,152

Total liabilities and stockholders' equity	$87,095	$162,496

See accompanying notes to unaudited condensed financial statements.

APPYEA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Nine months ended March 31,	Inception (November 26, 2012) through March 31,	Inception (November 26, 2012) through March 31,
	2014	2013	2014	2013	2014
Revenue	$2,301	$146	6,968	$146	$10,842

Operating costs:
Sales and marketing	84	525	2,721	525	3,782
Legal and professional fees	30,879	1,450	43,332	1,450	44,807
General and administrative	4,747	2,525	7,451	2,525	12,366
Amortization	10,615	3,806	31,438	3,806	45,197
Total operating costs	46,325	8,306	84,942	8,306	106,152

Loss from operations	(44,024)	(8,160)	(77,974)	(8,160)	(95,310)

Other expense -
Interest expense, net	(687)	(799)	(2,400)	(799)	(3,334)

Net loss	$(44,711)	$(8,959)	(80,374)	$(8,959)	$(98,644)

Net loss per share, basic and diluted	$(0.00)*	$(0.00)*	(0.00)*	$(0.00)*

Weighted average shares outstanding, basic and diluted	34,491,660	30,571,545	34,491,660	30,571,545
* Denotes a loss of less than $(0.01) per share

See accompanying notes to unaudited condensed financial statements.

APPYEA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible				Additional	Common		Deficit accumulated during
	preferred stock		Common stock		paid-in	stock	Subscriptions	development
	Shares	Amount	Shares	Amount	capital	subscribed	Receivable	stage	Total

Balance, November 26, 2012 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—

Preferred stock issued for cash @ $0.0001 per share	5,000,000	500	—	—	—	—	—	—	500
Common stock issued for cash @ $0.000007 per share	—	—	30,000,000	3,000	(2,800)	—	—	—	200
Common stock issued to purchase mobile app @ $0.0333 per share	—	—	600,000	60	19,940	—	—	—	20,000
Common stock issued to settle convertible loan note @ $0.0333 per share	—	—	300,000	30	9,970	—	—	—	10,000
Common stock issued for cash @ $0.0333 per share	—	—	3,591,660	359	119,363	—	—	—	119,722
Net loss for the period	—	—	—	—	—	—	—	(18,270)	(18,270)
Balance at June 30, 2013 (audited)	5,000,000	500	34,491,660	3,449	146,473	—	—	(18,270)	132,152

Common stock subscription received	—	—	—	—	—	3,000	(3,000)	—	—
Net loss for the period (unaudited)	—	—	—	—	—	—	—	(80,374)	(80,374)
Balance at March 31, 2014 (unaudited)	5,000,000	$500	34,491,660	$3,449	$146,473	$3,000	$(3,000)	$(98,644)	$51,778

As retroactively restated for a 15 to one forward common stock split effective January 6, 2014.

See accompanying notes to unaudited condensed financial statements.

APPYEA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Cash flows from operating activities:	Nine months ended March 31, 2014	Inception (November 26, 2012) through March 31, 2013	Inception (November 26, 2012) through March 31, 2014
Net loss	$(80,374)	$(8,959)	$(98,644)
Adjustments to reconcile net loss to cash flows used in operating activities:
Amortization expense	31,438	3,806	45,197
Deferred financing costs	24,661	—	24,661
Change in operational assets and liabilities:
Decrease (increase) in accounts receivable	1,307	(146)	(1,024)
Increase in prepaid expenses	(455)	(274)	(654)
(Decrease) increase in accounts payable	(5,430)	—	4,981
Increase in accrued liabilities	2,403	799	3,336
Net cash used in operating activities	(26,450)	(4,774)	(22,147)

Cash flows from investing activities:
Acquisitions of mobile application software	—	(674)	(48,717)
Development costs associated with mobile application software	(6,000)	—	(9,458)
Net cash used in investing activities	(6,000)	(674)	(58,175)

Cash flows from financing activities:
Issuance of preferred stock for cash	—	500	500
Issuance of common stock for cash	—	58,200	119,922
Deferred financing costs incurred	(4,261)	—	(24,661)
Issuance of convertible promissory note	10,000	—	10,000
Repayment of convertible promissory notes	(2,000)	(28,500)	(23,000)
Net cash provided by financing activities	3,739	30,200	82,761

Net (decrease) increase in cash and cash equivalents	(28,711)	24,752	2,439

Cash and cash equivalents, beginning of period	31,150	—	—
Cash and cash equivalents, end of period	$2,439	$24,752	$2,439

Supplemental disclosures of cash flow information:
Fixed assets acquired for shares of common stock	$—	$—	$20,000
Fixed assets acquired for convertible notes payable and other debt	$—	$—	$50,000
Convertible notes payable converted into share of common stock	$—	$—	$10,000

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to unaudited condensed financial statements.

APPYEA, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	NATURE OF OPERATIONS

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 (“Inception”) to engage in the acquisition, purchase, maintenance and creation of mobile software applications (or “apps”). The Company is in the development stage with no significant revenues and a limited operating history.

Through March 31, 2014, the Company has completed three separate acquisitions of mobile software applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2014 and for the interim periods presented herein have been reflected in these unaudited condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Company’s Registration Statement on Form S-1 for the period ended June 30, 2013.

On January 6, 2014, the Company’s Board of Directors approved a 15 to one forward common stock split to all shareholders who held at least one share of the Company’s common stock on that date. The stock split was effected on January 22, 2014. All share and per share amounts in the financial statements and these notes have been restated to reflect the 15 to one stock split.

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

Other Assets

Offering costs with respect to issuances of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. During the three months ended March 31, 2014, the Company determined that it would not offer additional shares of its common stock under its effective registration statement and expensed previously incurred deferred offering costs of $24,661. The deferred offering costs are reflected as legal and professional fees on the accompanying condensed statements of operations.

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

Advertising cost

Advertising costs are expensed as incurred. Advertising costs of $84 and $525 were incurred for the three months ended March 31, 2014 and 2013, respectively. The Company incurred advertising costs of $2,721 for the nine months ended March 31, 2014, and $525 for the period from November 26, 2012 (Inception) to March 31, 2013.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and unrealized gains (losses) on available-for-sale securities. From the Company’s Inception (November 26, 2012) through March 31, 2014 there were no differences between its comprehensive loss and net loss.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the three and nine months ended March 31, 2014, the Company had shares of convertible preferred stock outstanding and conversion privileges attached to its convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during both the three and nine months ended March 31, 2014.

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

At March 31, 2014, the Company had cash of $2,439, no profitable business activities or other source of positive cash flow generating operations, liabilities of $35,317, and has incurred losses since Inception (November 26, 2012). The Company anticipates future losses in the development of its business. Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

The Company incurred $0 and $6,000 in capitalized mobile software application development costs during the three and nine months ended March 31, 2014, respectively. As of March 31, 2014, the balance of fixed assets represented mobile application software consisting of the following:

Cost	$128,175
Accumulated amortization	(45,197)
Net book value	$82,978

Amortization expense for the three months ended March 31, 2014 and 2013 was $10,615 and $3,806, respectively. The Company recognized amortization expense of $31,438 for the nine months ended March 31, 2014, and $3,806 for the period from November 26, 2012 (Inception) to March 31, 2013.

5.	CONVERTIBLE LOANS – RELATED PARTIES

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

The Company has not assigned any value to the conversion features of the Convertible Promissory Note or the Demand Convertible Debenture, as the Company’s common stock is not currently publicly quoted and therefore not currently convertible. The Company will record the estimated value of such conversion features if and when the Company’s common stock becomes publicly quoted. The Deferred Purchase Consideration can be repaid early, without prepayment penalty, at the Company’s discretion.

At March 31, 2014, the outstanding balances due under the Convertible Promissory Note and the Deferred Purchase Consideration are $15,000 and $2,000, respectively, and the outstanding balance under the Demand Convertible Debenture was $10,000. Through March 31, 2014, interest of $3,336 had been accrued on these borrowings.

6.	COMMITMENTS AND CONTINGENCIES

Leases and Long-Term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

7.	INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made on the accompanying unaudited condensed statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for the Company’s federal income tax benefit for the nine months ended March 31, 2014, calculated using the expected federal tax rate of 34%, consisted of the following:

Federal income tax benefit attributed to:
Net operating carry-forwards	$27,327
Valuation allowance	(27,327)
Net benefit	$—

The cumulative tax effect of significant items comprising our net deferred tax benefit, calculated at the expected federal tax rate of 34%, for the period from Inception (November 26, 2012) through March 31, 2014 is as follows:

Federal income tax benefit attributed to:
Net operating carry-forwards	$33,539
Valuation allowance	(33,539)
Net deferred tax asset	$—

At March 31, 2014, the Company had an unused net operating loss carry-forward approximating $98,644 that is available to offset future taxable income; the loss carry-forward will start to expire between 2032 and 2033.

8.	RELATED PARTY TRANSACTIONS

The Company’s president provides management and office premises to the Company for no compensation.

9.	STOCKHOLDERS’ EQUITY

On March 31, 2014, the Company accepted a subscription agreement from an investor for the purchase of 4,000 shares of the Company’s common stock for $3,000. The investor subsequently funded the common stock purchase in April 2014. The subscription amount has been reflected as common stock subscribed and subscription receivable on the accompanying condensed balance sheets, both classified within stockholders’ equity, and condensed statements of changes in stockholders’ equity.

10.	SUBSEQUENT EVENTS

On April 11, 2014, the Company received payment of $3,000 for the subscription receivable reflected on the accompanying unaudited condensed balance sheets.

Effective April 19, 2014, the Company accepted a common stock purchase agreement from an investor for the purchase of 7,000 shares of the Company’s common stock for $5,250. The Company received payment for this sale of common stock on April 25, 2014 and accordingly, issued 7,000 shares of its common stock.

The Company has evaluated all other subsequent events through the date of issuance of these unaudited condensed financial statements on May 10, 2014 and other than as disclosed above, the Company did not have any material recognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of March 31, 2014, and the results of operations for the three and nine months ended March 31, 2014. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Registration Statement on Form S-1 for the period ended June 30, 2013.

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

Results of Operations

We generated revenue of $2,301 and $146 for the three months ended March 31, 2014 and 2013, respectively. We generated revenue of $6,968 during the nine months ended March 31, 2014 and generated revenue of $146 for the period from Inception (November 26, 2012) through March 31, 2013. For both the three and nine months ended March 31, 2014, we had a larger mobile apps offering than in the corresponding periods during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and amortization expense, were $46,325 and $8,306, for the three months ended March 31, 2014 and 2013, respectively. During the nine months ended March 31, 2014, we incurred operating expenses of $84,942 and incurred operating expenses of $8,306 for the period from Inception (November 26, 2012) through March 31, 2013 as we had not yet commenced operations during this period. Operating expense increases during the three and nine months ended March 31, 2014 were primarily the result of the costs associated with managing and maintain our public financial reporting requirements. During the three months ended March 31, 2014, we expensed $24,661 of deferred financing costs associated with our registration statement that became effective December 6, 2013 as we determined that we would not offer additional shares of our common stock under this registration statement. These costs are reflected as legal and professional fees on the unaudited condensed statements of operations.

As a result of the foregoing, we incurred losses of $44,711 and $8,959 during the three months ended March 31, 2014 and 2013, respectively. Additionally, we incurred a loss of $80,374 for the nine months ended March 31, 2014 and a loss of $8,959 for the period from Inception (November 26, 2012) through March 31, 2013.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of March 31, 2014, we had cash or cash equivalents of $2,439.

Net cash used in operating activities was $26,450 for the nine months ended March 31, 2014 and $4,774 for the period from Inception (November 26, 2012) through March 31, 2013. At March 31, 2014 our operating activities and available capital resources were not sufficient to fund our operations going forward. In April 2014, the Company received proceeds of $8,250 from additional common stock issuances. These proceeds will be used to fund our operations during the remaining first of half of 2014, however, we are going to need to obtain additional funding for our activities thereafter to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $6,000 for the nine months ended March 31, 2014 and $674 for the period from Inception (November 26, 2012) through March 31, 2013. The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the nine months ended March 31, 2014 was $3,739, compared to $30,200 provided by financing activities in the period from Inception (November 26, 2012) through March 31, 2013. During the nine months ended March 31, 2014 we received $10,000 from a related party through the issuance of a demand convertible debenture, incurred $4,261 in deferred financing costs and repaid $2,000 on our related party loans. During the period from Inception (November 26, 2012) through March 31, 2013 we received $500 from the sale of shares of our preferred stock and $58,200 from the sale of shares of our common stock, and we repaid $28,500 on our related party loans. As previously described, we expensed $24,661 of deferred financing costs during the three months ended March 31, 2014.

As of March 31, 2014, our total assets were $87,095 and our total liabilities were $35,317. Included in our assets of as of March 31, 2014 was $2,439 of cash, $1,024 of accounts receivable, $654 of prepaid assets, and net fixed assets of $82,978.

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

Following the Company’s Registration Statement on Form S-1 becoming effective on December 16, 2013, we are in the process of completing and submitting all necessary regulatory filings to allow for our common stock to be publicly traded on the OTC Markets QB exchange. Once our common stock is publicly traded, we believe that opportunities to either raise additional capital through the issuance of our common stock and/or use shares of our common stock for acquisitions will significantly improve. We anticipate our common stock being publicly traded during our fourth fiscal quarter (quarter ending June 30) of 2014. We are currently exploring various options for selling additional shares of our common stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective March 31, 2014, we accepted a common stock purchase agreement from an investor for the purchase of 4,000 shares of our common stock for $3,000. We plan to use the proceeds from the sale of common stock to fund working capital needs and for general corporate purposes. The Company received payment for this sale of common stock on April 11, 2014 and accordingly, issued 4,000 shares of its common stock.

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

APPYEA, INC.

Date: May 15, 2014	By:	/s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director