Form 10-K
period 2014-06-30
APPYEA, INC
filed 2014-10-14
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-190999

APPYEA, INC.
 (Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(817) 887-8142

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

34,535,660 as of October 11, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to "the Company", "Appyea", "we," "us" or "our" mean Appyea, Inc., unless otherwise indicated.

Item 1.    Business

Corporate Overview

AppYea, Inc. ("AppYea") was incorporated in the State of South Dakota on November 26, 2012. AppYea, Inc. is engaged in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The administrative office of the Company is located at 777 Main Street, Suite 600, Forth Worth, TX 76102, Telephone: (817)-887-8142. The Company plans to use these offices until it requires larger space. The Company's fiscal year end is June 30th. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Executive Summary

On November 26, 2012, Jackie Williams was appointed as the sole director, chairman of the board and President of the Company.  On January 8, 2014, Keri Williams was appointed as the secretary of the Company.

The Company is a development stage company that is generating minimal revenues. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Because its business is customer-driven, its funding requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in its budget. Management will be responsible for the preparation of much of the required documents to keep the costs to a minimum.

The Company has been issued a going concern opinion by our auditors that raises substantial doubt about its ability to continue as a going concern based on its current financial position. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, its revenue generation and/or issuance of common shares.

Principal products and their markets

Our Company's primary products are mobile applications. Our Company develops internal mobile applications and also acquires existing profitable mobile applications ("apps"), in order to build a diverse portfolio of apps that will service a wide range of industries and consumers. The Company plans to acquire apps that are currently in development, as well as apps that are ready to be presented to the public. By purchasing existing small but profitable application development companies, AppYea aims to considerably cut the time to the market for introducing apps, which based on the Company's experience, is approximately six months. The Company intends to market and sell its developed and acquired apps under its own name. The Company's target customers vary widely, due to the numerous types of apps that are currently available. Below, our current business strategy and plan are detailed in an effort to explain the methods by which our company generates revenue. The Company does not currently have any proposals or arrangements to enter into any business acquisitions or other business combinations.

Source Code Assets

On February 1, 2013, the Company acquired a portfolio of 13 iOS kid friendly gaming mobile applications on the iOS platform. The game titles include SkyRaiders, DartWheel for iPhone & iPad, VultureHunt, PumpkinNinja, TinyCrusaders, TinyScots, TinyJones, TinyKnights, CowboyClimb, Stacker, Snap & DoodleFreak.

On April 2, 2013 the Company acquired a mobile application that will help the millions of amusement and theme park visitors by providing them with accurate attraction wait times, ride information, theme park maps, hours of park operation, parade and show times, firework times, and much more in the palms of millions of iPhone users' hands. Currently, these features are available for Disney World's Magic Kingdom ®, Epcot®, Disney's Hollywood Studios®, and Disney's Animal Kingdom®.

The Company plans on expanding its portfolio of apps, both in terms of the number of apps it owns, as well as the categories and industries in which those apps function.

Current Products

Currently the Company has 14 fully developed theme park wait time applications operating on two platforms in five different languages. In addition, the Company has 13 fully developed gaming applications. The fully developed theme park and gaming applications are currently being offered by the Company. The Company has also acquired 23 separate source code applications that are classified into the following categories: games, business, education, entertainment, finance, lifestyle, medical, music, navigation, news, travel, utilities, and wellness. The Company is currently finishing the development of its source code applications, and it plans to offer the applications for sale once they have been fully developed.

The Company currently generates revenues from paid downloads and advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. Advertisement integration has accounted for roughly five percent of our total revenues as of the date of this annual report. The company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full application, at which time the advertisements are removed. The Company plans on generating future revenues from the purchase of underdeveloped mobile applications, application development and mobile application development consulting. There is currently no single customer or product that has accounted for a material portion of our revenues.

Management and Development Role

Appyea intends to become a management company that supervises and directs the application development work, while focusing its efforts on the promotion, marketing, and sales of its acquired apps. AppYea intends to obtain the services of specialized app marketing companies in order to become well positioned in online mobile app stores. In addition, the Company believes that by properly marketing its apps, it will be able to increase downloads, lower the acquisition costs associated with the acquired apps, and expand its portfolio of apps for all current and future platforms. To date, the Company has been selling its apps through online mobile application stores. The Company intends to hire third party marketing companies, which will advertise for the Company on websites, search engines and other mobile applications, in order to increase its potential customer base, which the Company believes will increase its application downloads and purchases.

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices; aside from being a large and quickly growing market, these mobile devices usually allow full time internet connectivity.  At this time, the Company believes that by marketing its current app portfolio, and also expanding its portfolio, the Company will be able to provide a wide range of apps to many different types of potential purchasers.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on the continued development and acquisition of our apps, as well as the sale of such apps. We either develop apps internally, or acquire third party apps or app developing companies, and then resell those apps to our customers through mobile app stores. The apps must meet our stringent criteria, and we plan on only developing and acquiring apps that fit categories and platforms that already have a strong customer base. The Company does not currently have any proposals or arrangements to enter into any business acquisitions or other business combinations

AppYea, Inc. is redefining the current app development industry by not only developing and marketing its own apps, but also acquiring third party apps and app development companies.

Our Company generates revenue through the sale of the apps, which it either develops internally, or acquires from outside sources. Such apps are then sold in mobile app stores. The cost of developing a wide variety of apps is prohibitive for a majority of companies.

The Company will identify and address additional target categories and industries for its products based on market research and feedback from its customers.

Status of any publicly announced new product or service

None

Competition, competitive position in the industry and methods of competition

Competition

The app development market is very competitive, with many companies developing apps worldwide. Also, it is possible that our business model may be duplicated in the future. However, at the current time we believe our system and business method of not only generating internal apps, but also continuously acquiring third party apps and app development companies will give us access to a large number of mobile apps, and while that will not decrease the amount of competitors in the industry, it will place us in a very competitive position, as we will have apps that function in a wide range of categories. Our ability to sell apps that operate in a wide range of categories will allow us to reach a large customer base, consisting of consumers who will purchase our mobile applications on app stores, which we believe will allow us to be successful and competitive, regardless of the number of other application development companies that compete in our industry. Rather than targeting small amounts of consumers with a limited number of apps, we believe that our wide range of products will allow us to sell our products to consumers with varying interests from multiple demographics.

Platform

Mobile app development companies other than ours do exist. However, our business strategy and revenue generation model will allow us to obtain a large amount of apps in all categories that perform on all platforms, which will separate us from our competitors, due to the large number of potential customers we will be able to target based on our wide range of apps. Another important difference between us and our competitors, is that we will not only be creating and developing our own internal apps, but also will be acquiring existing apps that will be added to our app portfolio. We believe that by developing and acquiring a large number of apps, we will be able to sell our products to a large potential customer based covering many demographics.

Strategy

Structured as a mobile app development, acquisition and management company, our business model is designed to provide an almost unlimited amount of apps that can be of use to a large amount of different consumer purchasers. We will sell our products to consumers in mobile application stores, and we will also hire third party marketing companies in order to reach a large number of potential consumer purchasers of our apps.

Sources and availability of raw materials and the names of principal suppliers

The Company does not rely on any "real" raw materials.

Patents and Trademarks

The Company currently has no patents or trademarks on its brand name and has not and does not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, it may seek such protection. Despite efforts to protect its proprietary rights, such as its brand and service names, since it has no patent or trademark rights unauthorized persons may attempt to copy aspects of the Company business, including its web site design, services, product information and sales mechanics or to obtain and use information that it regards as proprietary. Any encroachment upon the Company's proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated against it for infringement upon another company's proprietary information or improper use of their trademark, may affect its ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

The Company does not currently have any licenses to use any third-party intellectual property, but is in the process of acquiring all necessary licensing rights to use all necessary third-party intellectual property. The Company is currently working with intellectual property counsel to obtain such licenses, and is currently in negotiations, through its intellectual property counsel, with third party intellectual property owners to obtain such licenses through licensing agreements. The Company will execute any necessary licensing agreements in order to use any trademarked third party intellectual property. The Company may be unsuccessful in obtaining such licenses, which could affect the Company's ability to continue operations, and could also result in lawsuits related to intellectual property infringement.

Government Approval

The Company does not require any government approval for its services. As a mobile application product provider, its business will not be subject to any environmental laws.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations. It will also be subject to common business and tax rules and regulations pertaining to the operation of its business. The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company's products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products. The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Research and Development Activities

Other than personal time spent researching our proposed business, the Company has not spent additional funds on research and development related to its current app portfolio. The Company plans on spending funds on the development of its internal apps as well as the acquisition of third party apps and app development companies.

Employees and Employment Agreements

With the majority of the Company's back office operational costs outsourced and variable, AppYea, Inc. is able to maintain a small employee base focused on income producing activities. Currently, the Company has one employee, which is the Company's sole officer and director.

Organization

The Company is comprised of one corporation. All of our operations are conducted through this corporation.

ADDITIONAL INFORMATION

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.     Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B.     Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.     Properties

The Company operations are currently being conducted out of the Company office located at 777 Main Street, Suite 600, Fort Worth, TX 76102; (855) 927-7932. It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.     Legal Proceedings

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Item 4.    Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was approved for quotation on the OTC Markets (www.otcmarkets.com) on September 18, 2014, under the symbol "APYP".  As of this filing, there is no present market for our securities.

Holders

As of October 11, 2014, there were 59 stockholders of record and an aggregate of 34,535,660 shares of our common stock were issued and outstanding. The transfer agent of our company's common stock is VStock Transfer, LLC, of 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, Phone: (212)-828-8436, Fax: (646)-536-3179.

Description of Securities

The authorized capital stock of our company consists of 750,000,000 shares of common stock, at $0.0001 par value, and 5,000,000 shares of preferred stock, at $0.0001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

Effective January 6, 2014, the Company effected a 15 for 1 forward split of its common stock, under which each shareholder of record received fifteen (15) new shares of the Corporation's common stock for every one (1) old share outstanding. Since inception (November 26, 2012) to June 30, 2014, all shares have been retroactively adjusted to give effect to the 15 for 1 forward split.

Set forth below is information regarding the issuance and sales of securities without registration during the year ended June 30, 2014.

In March 2014, the Company issued 4,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000.

In April 2014, the Company issued 7,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $5,250.

In May 2014, the Company issued 10,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $7,500.

During September 2014, the Company issued 23,000 shares of its common stock, at $0.75 per share, to two investors for cash consideration of $17,250.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2014.

Item 6.                  Selected Financial Data

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in our S-1 Registration Statement that became effective on December 6, 2013.  Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

AppYea, Inc. was incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications (or "apps"). The Company's current business plans include the marketing of its mobile applications, as well the expansion of its mobile application portfolio through the acquisition of third party developed mobile applications and/or mobile applications development companies. The Company has derived revenue by way of the sale of its developed and acquired mobile applications as well as through advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full, "ad-free," version of the application, at which time the advertisements are removed. We currently have 13 fully developed gaming applications, as well as a group of 14 applications that provide wait times at various amusement parks, and 23 additional source code applications that operate in the following categories: Business, Education, Entertainment, Finance, Lifestyle, Medical, Music, Navigation, News, Travel, Utilities and Wellness.

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

Plan of Operation

Immediate Plan of Operation

At present, management will concentrate on continuing to expand its app portfolio and customer base while continuing to develop and promote its internal apps.

Continuing Plan of Operation (0-12 months)

Begin Marketing and Sales efforts:

The Company marketing efforts will primarily be related to assuring its products are easily found in app stores and create a smooth downloading experience. A significant opportunity exists for the development and acquisition of mobile apps that function on all currently available platforms.  The continuing plan of the Company's operations will be to continue internal app development as well as outside app acquisition, which the Company believes will also expand its customer base and revenue stream.

The Company will continue to develop and add to its customer base through marketing of its current app portfolio, while also adding additional apps through acquisitions of third party apps and app development companies. The goal for the Company in the next twelve months is to further develop and expand its app portfolio, through internal development and outside acquisitions.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our products, and possible cost overruns due to price and cost increases in services. We do not believe we have sufficient funds to operate our business for the 12 months.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

If we are unable to complete any phase of our exploration program or fail to raise additional capital to maintain our operations in the future, we may be unable to carry out our full business plan or we may be forced to cease operations.

Results of Operations

Our financial statements from November 26, 2012 (date of inception) through the period ended June 30, 2014, reported $11,554 in revenues and a net loss of $119,852.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation, were 106,152 for the year ended June 30, 2014.  Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation, were $21,211 for the period from November 26, 2012 (date of inception) through June 30, 2013.  Operating expense increases during the year ended June 30, 2014 were primarily the result of the costs associated with managing and maintain our public financial reporting requirements.  Operating expenses for the period from November 26, 2012 (date of inception) through June 30, 2014 were $127,363.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2014 and 2013.

	As at	As at
Balance Sheet Date	June 30, 2014	June 30, 2013

Cash	$4,404	$31,150
Total Assets	$76,779	$162,496
Total Liabilities	$30,459	$30,344
Stockholders' Equity	$46,320	$132,152

As at June 30, 2014, the Company's cash balance was $4,404 compared to $31,150 as at June 30, 2013 and our total assets at June 30, 2014 were $4,415 compared with $33,680 as at June 30, 2013. The decrease in cash was primarily due to increase of operating expenses.

As at June 30, 2014, the Company had total liabilities of $30,459 compared with total liabilities of $30,344 as at June 30, 2013.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Working Capital

	As at	As at
	June 30, 2014	June 30, 2013
Current Assets	$4,415	$33,680
Current Liabilities	$30,459	$30,344
Working Capital (Deficiency)	$(26,044)	$3,336

As at June 30, 2014, the Company had a working capital deficiency of $26,044 compared with working capital of $3,336 as at June 30, 2013. The decrease in working capital during the year ended June 30, 2014, of $29,380, was primarily attributed to the decrease in cash of $29,265 to pay our operating expenses during the year.

Cash Flows

	Year Ended	Period from Inception (November 26, 2012) to
	June 30, 2014	June 30, 2013
Cash Flows From (Used In) Operating Activities	$(63,896)	$4,303
Cash Flows Used In Investing Activities	$(6,000)	(52,175)
Cash Flows From Financing Activities	$43,150	$79,022
Net Increase (Decrease) In Cash During Period	$(26,746)	$31,150

Cash Flows From (Used In) Operating Activities

During the year ended June 30, 2014, the Company used $63,896 in cash in operating activities compared to cash generated by operating activities of $4,303 during the period from Inception (November 26, 2012) to June 30, 2013. The increase in cash used in operating activities was attributed to an increase in the net loss between the two periods.

Cash Flows Used In Investing Activities

During the year ended June 30, 2014, the Company used $6,000 cash in investing activities compared to cash used in investing activities of $52,175 during the period from Inception (November 26, 2012) to June 30, 2013, for the purchase of mobile application software. The decrease between the two periods reflects the lack of available funding for investment purposes during the twelve months ended June 30, 2014.

Cash Flows From Financing Activities

During the year ended June 30, 2014, the Company received $43,150 net cash from financing activities primarily from proceeds from the issuance of common shares and convertible loan compared to net cash provided by financing activities of $79,022 for the year ended June 30, 2013 primarily from proceeds from the issuance of common shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is June 30.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclosed activity since the date of our inception (November 26, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected not to early adopt these provisions and consequently these additional disclosures have been included in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Fixed Assets

The Company's fixed assets represent mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their estimated useful lives of 3 years.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying values of accounts receivable, prepaid expenses, accounts payable, accruals and convertible notes payable approximate their fair value due to the short-term maturities of these instruments.

 Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $2,995 were incurred during the year ended June 30, 2014. Advertising costs of $1,086 were incurred in the period from Inception (November 26, 2012) to June 30, 2013.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2014 and June 30, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the period Inception (November 26, 2012) to June 30, 2014, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses in the period Inception (November 26, 2012) to June 30, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

APPYEA, INC.

AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2014

 AND

THE PERIODS FROM INCEPTION (NOVEMBER 26, 2012)

TO JUNE 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
AppYea, Inc.
Fort Worth, Texas

We have audited the accompanying balance sheets of AppYea, Inc. (a development stage company) as of June 30, 2014 and 2013, and the related statement of operations, changes in stockholders' equity and cash flows for the year ended June 30, 2014 and the periods from Inception (November 26, 2012) to June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppYea, Inc. as of June 30, 2014 and 2013, and the results of its operations and cash flows for the year ended June 30, 2014 and the periods from Inception (November 26, 2012) to June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (November 26, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
October 14, 2014

APPYEA, INC.
(A Development-Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$4,404	$31,150
Accounts receivable	11	2,331
Prepaid expenses	—	199
Total current assets	4,415	33,680

Fixed assets (net of accumulated depreciation of $55,811 and $13,759, respectively)	72,364	108,416

Other assets	—	20,400

Total assets	$76,779	$162,496

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$422	$10,411
Accruals	4,037	933
Convertible loans - related parties	26,000	19,000
Total current liabilities	30,459	30,344

Total liabilities	30,459	30,344

Commitments and contingencies (note 6)

Stockholders' equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized,
5,000,000 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 34,512,660 and 34,491,660
shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	3,451	3,449
Additional paid-in capital	162,221	146,473
Deficit accumulated during the development stage	(119,852)	(18,270)
Total stockholders' equity	46,320	132,152

Total Liabilities and Stockholders' Equity	$76,779	$162,496

See accompanying notes to audited financial statements.

APPYEA, INC.
(A Development-Stage Company)

STATEMENTS OF OPERATIONS

		Inception	Inception
		(November 26, 2012)	(November 26, 2012)
	Year Ended	to	to
	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$7,680	$3,874	$11,554

Operating Costs
Sales and marketing	2,995	1,061	4,056
Legal and professional fees	48,905	1,475	50,380
General and administrative	12,200	4,916	17,116
Depreciation	42,052	13,759	55,811
Total operating costs	106,152	21,211	127,363

Loss from operations	(98,472)	(17,337)	(115,809)

Other Expense
Interest expense, net	(3,110)	(933)	(4,043)

Net Loss	$(101,582)	$(18,270)	$(119,852)

Loss per share, basic and diluted	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	34,495,739	32,010,885

' * denotes a loss of less than $(0.01) per share.

See accompanying notes to audited financial statements.

APPYEA, INC.
 (A Development-Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Period from Inception (November 26, 2012) through June 30, 2014

	Convertible				Additional	Deficit accumulated during
	preferred stock		Common stock (1)		paid-in	development
	Shares	Amount	Shares	Amount	capital	stage	Total

Balance, November 26, 2012 (Inception)	—	$—	—	$—	$—	$—	$—

Preferred stock issued for cash @ $0.0001 per share	5,000,000	500	—	—	—	—	500
Common stock issued for cash @ $0.0000067 per share	—	—	30,000,000	3,000	(2,800)	—	200
Common stock issued to purchase mobile app
@ $0.0333 per share	—	—	600,000	60	19,940	—	20,000
Common stock issued to settle convertible loan note
@ $0.0333 per share	—	—	300,000	30	9,970	—	10,000
Common stock issued for cash @ $0.0333 per share	—	—	3,591,660	359	119,363	—	119,722
Net loss for the period	—	—	—	—	—	(18,270)	(18,270)
Balance, June 30, 2013	5,000,000	500	34,491,660	3,449	146,473	(18,270)	132,152

Common stock issued for cash @ $0.75 per share	—	—	21,000	2	15,748	—	15,750
Net loss for the year	—	—	—	—	—	(101,582)	(101,582)
Balance, June 30, 2014	5,000,000	$500	34,512,660	$3,451	$162,221	$(119,852)	$46,320

(1) As retroactively restated for a 15 to one forward common stock split effective January 6, 2014.

See accompanying notes to audited financial statements.

APPYEA, INC.
(A Development-Stage Company)

STATEMENTS OF CASH FLOWS

		Inception	Inception
		(November 26, 2012)	(November 26, 2012)
	Year Ended	to	to
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(101,582)	$(18,270)	$(119,852)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	42,052	13,759	55,811
Changes in operating assets and liabilities:
Accounts receivable	2,320	(2,331)	(11)
Prepaid expenses	199	(199)	—
Accounts payable	(9,989)	10,411	422
Accruals	3,104	933	4,037
Net cash provided by (used in) operating activities	(63,896)	4,303	(59,593)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of mobile application software	(6,000)	(52,175)	(58,175)
Net cash used in investing activities	(6,000)	(52,175)	(58,175)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of preferred stock for cash	—	500	500
Issuance of common stock for cash	15,750	119,922	135,672
Deferred financing costs expensed (incurred)	20,400	(20,400)	—
Proceed of convertible notes payable	10,000	—	10,000
Repayment of convertible notes payable	(3,000)	(21,000)	(24,000)
Net cash provided by financing activities	43,150	79,022	122,172

Net change in cash and cash equivalents	(26,746)	31,150	4,404

Cash and cash equivalents at beginning of period	31,150	—	—

Cash and cash equivalents at end of period	$4,404	$31,150	$4,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Fixed assets acquired for shares of commons stock	$—	$20,000	$20,000
Fixed assets acquired for convertible notes payable and other debt	$—	$50,000	$50,000
Convertible notes payable converted into shares of common stock	$—	$10,000	$10,000

Cash paid for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

See accompanying notes to audited financial statements.

APPYEA, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2014 AND THE PERIODS FROM INCEPTION (NOVEMBER 26, 2012) TO JUNE 30, 2014 AND 2013

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year -end is June 30.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclosed activity since the date of our inception (November 26, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected not to early adopt these provisions and consequently these additional disclosures have been included in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Fixed Assets

The Company's fixed assets represent mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their useful lives of 3 years.

Deferred Costs

Offering costs with respect to issue of common stock, warrants or options by the Company are initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. The Company recognized $20,400 in deferred offering costs in Other Assets at June 30, 2013. This $20,400 was expensed during period ended June 30, 2014 as the proposed equity transaction was unsuccessful.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying values of accounts receivable, accounts payable, accruals and convertible notes payable approximate their fair value due to the short-term maturities of these instruments.

 Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $2,995 were incurred during the year ended June 30, 2014. Advertising costs of $1,086 were incurred in the period from Inception (November 26, 2012) to June 30, 2013.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From the Company's Inception there were no differences between its comprehensive loss and net loss.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2014 and June 30, 2013, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the period Inception (November 26, 2012) to June 30, 2014, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses in the period Inception (November 26, 2012) to June 30, 2014.

Business Segments

The Company believes that its activities during the period Inception (November 26, 2012) to June 30, 2014 comprised a single segment.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

3. GOING CONCERN AND LIQUIDITY

At June 30, 2014, the Company had cash of $4,404 and current liabilities of $30,459 and has incurred losses of $119,852 since Inception (November 26, 2012).

The Company anticipates future losses in the development of its business.

In our financial statements for the period Inception (November 26, 2012) to June 30, 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at June 30, 2014 and June 30, 2013, the balance of fixed assets represented mobile application software as follows:
		Inception
		(November 26, 2012)
	June 30,	to June 30,
	2014	2013
Cost	$128,175	$122,175
Accumulated depreciation	(55,811)	(13,759)
Net book value	$72,364	$108,416

Depreciation expense for the period ended June 30, 2014 was $42,052. Depreciation expense for the period Inception (November 26, 2012) to June 30, 2013 was $13,795.

5. CONVERTIBLE LOANS – RELATED PARTIES

On February 1, 2013, as part of its acquisition of a portfolio of 13 iOS kid friendly gaming mobile applications, the Company issued a $20,000 convertible promissory note payable. The convertible promissory note payable was for a term of 12 months and carried an interest rate of 12% per annum. The note payable was convertible at the option of the holder, once the Company became publicly quoted, at a 50% discount to the lowest closing bid price for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable. In April 2013 the convertible promissory note payable was repaid in full.

On April 2, 2013 as part of its acquisition of the theme park wait time mobile application, the Company agreed to pay $15,000 on a deferred basis at a rate of 20% of the net receipts from the theme park wait time mobile application and issued a $15,000 convertible promissory note payable. The convertible promissory note payable was for a term of 12 months and carried an interest rate of 12% per annum. The note payable was convertible at the option of the holder, once the Company became publicly quoted, at a 50% discount to the lowest closing bid price for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable.

On May 24, 2013, $10,000 of the $15,000 deferred purchase consideration payable at a rate of 20% of the net receipts from the theme park wait time mobile application was converted into 20,000 shares of the Company's common stock.

On May 29, 2013 $1,000 of the remaining $5,000 deferred purchase consideration payable at a rate of 20% of the net receipts from the theme park wait time mobile application was repaid in cash.

On January 9, 2014, the Company issued a $10,000 convertible promissory note payable to a related party. The convertible promissory note payable was for a term of 12 months and carried an interest rate of 12% per annum. The note payable was convertible at the option of the holder, once the Company became publicly quoted, at a 50% discount to the lowest closing bid price for the Company's common stock during the 20 trading days immediately preceding the conversion date. The Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable.

During the period ended June 30, 2014, $3,000 of the remaining $4,000 deferred purchase consideration payable at a rate of 20% of the net receipts from the theme park wait time mobile application was repaid in cash.

During the period ended June 30, 2014, interest of $3,104 was accrued on these borrowings.

6. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

7. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

In November 2012, the Company issued 5,000,000 shares of its convertible preferred stock for cash consideration of $500 as Founder's Stock.

As at June 30, 2014 and June 30, 2013, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

On January 6, 2014, the Company's Board of Directors approved a 15 for 1 forward stock split of the Company's Common Stock.

2013

During the year ended June 30, 2013, the Company issued 33,591,660 shares of its common stock for cash consideration of $119,922, 600,000 shares of its common stock as partial consideration for the acquisition of a portfolio of 13 gaming mobile applications and 300,000 shares of its common stock in settlement of $10,000 of the deferred purchase consideration due in respect of its purchase of the theme park wait time mobile application.

2014

In March 2014, the Company issued 4,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000.

In April 2014, the Company issued 7,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $5,250.

In May 2014, the Company issued 10,000 shares of its common stock, at $0.75 per share, to 1 investor, for cash consideration of $7,500.

As at June 30, 2014 and June 30, 2013, 34,512,660 and 34,491,660 shares of the Company's common stock were issued and outstanding, respectively.

8. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

9. INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

		Period from Inception
	Year ended June 30,	(November 26, 2012) to June 30,
	2014	2013
Federal income tax benefit attributed to:
Net operating loss	$34,538	$6,212
Valuation	(34,538)	(6,212)
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

		Period from Inception
	Year ended June 30,	(November 26, 2012) to June 30,
	2014	2013
Deferred tax attributed:
Net operating loss carryover	$40,750	$6,212
Less: change in valuation allowance	(40,750)	(6,212)
Net deferred tax asset	$—	$—

At June 30, 2014 the Company had an unused net operating loss carry-forward approximating $119,852 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

10. SUBSEQUENT EVENTS

On July 24, 2014, $1,000 remaining deferred purchase consideration payable at a rate of 20% of the net receipts from the theme park wait time mobile application was repaid in cash.

On July 24, 2014, convertible loan of $1,000 was repaid by the Company to a related party.

During September 2014, the Company issued 23,000 shares of its common stock, at $0.75 per share, to two investors for cash consideration of $17,250.

Our common stock was approved for quotation on the OTC Markets (www.otcmarkets.com) on September 18, 2014, under the symbol "APYP".  As of this filing, there is no present market for our securities.

The Company has evaluated subsequent events through the date of the issuance of these audited financial statements and other than as disclosed above, the Company did not have any material recognizable subsequent events.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in "Management's Report on Internal Control over Financial Reporting," our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the existence of the material weaknesses as of June 30, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the company's limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Item 9B.                  Other Information

None.
PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jackie Williams	Director, President, Chief Executive and Chief Financial Officer	45	November 26, 2012
Keri Williams	Secretary	44	January 8, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jackie Williams - Director, President, Chief Executive and Chief Financial Officer

Jackie D. Williams, is President/Chairman and a native Texan. He is an experienced business owner, entrepreneur and successful sales management executive. He began his career at a young age as a Route-Sales Executive in the wholesale floral industry for one of the largest wholesalers in the United States. In 2007 he was named Branch Manager. Mr. Williams has over 21 years of experience in management. During the previous five years, Mr. Williams has been the Operations Manager for the Fort Worth, Texas location of Greenleaf Wholesale Florist. Since November 26, 2012, Mr. Williams has also been acting as sole directors and President of Appyea, Inc. Mr. Williams has no other employment history other than detailed herein in the past five years.

Keri Williams - Secretary

Keri Williams is the Company's Secretary, and was appointed on January 8, 2014.  Mrs. Williams is an experienced business owner and a successful product management executive. She began her career in an Executive Assistant in the Cellular Phone Industry.   In 2007, she was named Office Manager for Greenleaf Wholesale Florist in Fort Worth, Texas, where she handled all the daily accounts receivables, data entry and banking transactions.   In 2011, Mrs. Williams added Supply Management to her duties where she was responsible for both incoming & outgoing inventory management. Mrs. Williams has over 20 years of experience in executive management. Mr. Williams has no other employment history other than detailed herein in the past five years.

Employment Agreements

With the majority of the Company's back office operational costs outsourced and variable, AppYea, Inc. is able to maintain a small employee base focused on income producing activities. Currently, the Company has one employee, which is the Company's President and sole director.

Family Relationships

Jackie Williams, our sole director and President, is married to Keri Williams, who was appointed on January 8, 2014 to serve as the Company's Secretary.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

None.

Board Meetings

Our board of directors currently consists of only Mr. Jackie Williams. The board held no formal meetings during the year ended June 30, 2014. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the South Dakota General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Corporate Governance & Board Independence

Our Board of Directors consists of one director and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.  Our board of directors does not believe that it is necessary to have such committees at the early stage of the company's development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below. Should the Board conclude otherwise, the Board will separate the roles and appoint an independent Chairman.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Williams's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Item 11.                  Executive Compensation

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the "Named Executive Officers"). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jackie Williams (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Keri Williams, Secretary(2)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Williams was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the Company on November 26, 2012.

(2)      Mrs. Williams was appointed as the Secretary of the Company on January 8, 2014.

Narrative Disclosure to Summary Compensation Table

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2014 or the period from Inception (November 26, 2012) to June 30, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards during the year ended June 30, 2014 or the period from Inception (November 26, 2012) to June 30, 2013.

Option Exercises and Stock Vested

During our year ended June 30, 2014 and the period from Inception (November 26, 2012) there were no options exercised by our named officer.

Compensation of Directors

The Company does not have any other agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth, as of October 11, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(1)
Jackie Williams 777 Main Street Suite 600 Fort Worth, TX 76102	524,000,000	98.0%
Keri Williams 777 Main Street Suite 600 Fort Worth, TX 76102	0	0%
Directors and Executive Officers as a Group (2 persons)	524,000,000 common shares	98.0%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 11, 2014. As of October 11, 2014, there were 34,535,660 shares of our company's common stock issued and outstanding.

(2) The Share amounts listed in the table above include 24,000,000 shares of Common Stock and 500,000,000 shares of Common Stock that underlie the 5,000,000 shares of Preferred Stock owned by Jackie Williams.  The Preferred Stock is currently convertible at a rate of 100 common shares for each Preferred Share held.

Changes in Control

There were no changes in control for the year ended June 30, 2014 or the period from Inception (November 26, 2012) to June 30, 2013.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

As of the date of this form, Jackie Williams, owns 24,000,000 of the common shares, which is equal to 69.54% of the currently outstanding common shares. In addition, Jackie Williams owns 5 million preferred shares, which carry conversion rights of 100 common shares for each preferred share, and voting rights of 1,000 common shares for each preferred share.  The combined ownership of the common and preferred shares is 98.0% of the fully diluted beneficial ownership of the common stock.

Item 14.                  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and the period ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2014	Period Ended June 30, 2013
Audit Fees (1)	$13,000	$7,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$13,000	$7,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

APPYEA, INC.
(Registrant)

Dated: October 14, 2014	/s/ Jackie Williams
Jackie Williams
President, Principal Financial Officer, Principal Accounting Officer and Director
/s/ Keri Williams
Keri Williams
Secretary