Form 10-Q
period 2014-09-30
APPYEA, INC
filed 2014-11-18
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                                                    [   ]Accelerated filer  [   ]
Non-accelerated filer                                                                                     [   ]Smaller reporting company                                                                      [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,535,660 shares outstanding as of November 18, 2014.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.

CONDENSED BALANCE SHEETS
	September 30,	June 30,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,787	$4,404
Accounts receivable	33	11
Total current assets	4,820	4,415

Fixed assets (net of accumulated depreciation of $66,426 and $55,811, respectively)	61,749	72,364

Total assets	$66,569	$76,779

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$976	$422
Accruals	4,678	4,037
Convertible loans - related parties	24,000	26,000
Total current liabilities	29,654	30,459

Total liabilities	29,654	30,459

Commitments and contingencies (note 6)

Stockholders' equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized,
5,000,000 shares issued and outstanding at September 30, 2014 (unaudited) and June 30, 2014, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 34,535,660 and 34,512,660
shares issued and outstanding at September 30, 2014 (unaudited) and June 30, 2014, respectively	3,453	3,451
Additional paid-in capital	179,469	162,221
Accumulated deficit	(146,507)	(119,852)
Total stockholders' equity	36,915	46,320

Total Liabilities and Stockholders' Equity	$66,569	$76,779

See accompanying notes to condensed unaudited financial statements.

APPYEA, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

Revenue	$1,329	$2,762

Operating costs:
Sales and marketing	2,483	75
Legal and professional fees	9,343	7,000
General and administrative	4,902	1,250
Depreciation	10,615	10,292
Total operating costs	27,343	18,617

Loss from operations	(26,014)	(15,855)

Other expense
Interest expense, net	(641)	(1,186)

Net loss	$(26,655)	$(17,041)

Loss per share, basic and diluted	$ *0.00	$ *0.00

Weighted average number of shares outstanding, basic and diluted	34,512,910	2,299,444

* Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

APPYEA, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(26,655)	$(17,041)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	10,615	10,292
Changes in operating assets and liabilities:
Accounts receivable	(22)	859
Prepaid expenses	—	74
Accounts payable	554	(5,411)
Accruals	641	1,189
Net cash provided by (used in) operating activities	(14,867)	(10,038)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of mobile application software	—	(4,000)
Net cash used in investing activities	—	(4,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock for cash	17,250	—
Deferred financing costs expensed (incurred)	—	(1,398)
Repayment of convertible notes payable	(2,000)	(1,500)
Net cash provided by financing activities	15,250	(2,898)

Net change in cash and cash equivalents	383	(16,936)

Cash and cash equivalents at beginning of period	4,404	31,150

Cash and cash equivalents at end of period	$4,787	$14,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for :
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

AppYea, Inc.
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company has no significant revenues and a limited operating history.

The Company's common stock was approved for quotation on the OTC Markets (www.otcmarkets.com) on September 18, 2014, under the symbol "APYP".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2014 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2014, included in its Annual Report on Form 10-K filed on October 14, 2014.

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

The carrying values of cash, accounts receivable, accounts payable, accruals and convertible notes payable approximate their fair value due to the short-term maturities of these instruments.

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
Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $2,483 and $75 were incurred during the quarters ended September 30, 2014 and 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From the Company's Inception there have been no differences between its comprehensive loss and net loss.
Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2014 and June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the quarter ended September 30, 2014 and 2013, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the three month periods ended September 30, 2014 and 2013.

Business Segments

The Company believes that its activities for the periods presented herein comprised a single segment.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements except No. 2014-10, will not have a material effect on the Company's financial statements.

3. GOING CONCERN AND LIQUIDITY

At September 30, 2014, the Company had cash of $4,787 and current liabilities of $29,654 and has incurred losses of $146,507 since Inception (November 26, 2012).

The Company anticipates future losses in its business.

In our financial statements for the period Inception (November 26, 2012) to June 30, 2014, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at September 30, 2014 and June 30, 2014, the balance of fixed assets represented mobile application software as follows:
	September 30,	June 30,
	2014	2014
Cost	$128,175	$128,175
Accumulated depreciation	(66,426)	(55,811)
Net book value	$61,749	$72,364

Depreciation expense for the period ended September 30, 2014 and 2013 was $10,615 and $10,292, respectively.

5. CONVERTIBLE LOANS – RELATED PARTIES

During the three months ended September 30, 2014, the Company repaid $2,000 to the related parties in cash and accrued interest of $641 on the outstanding balance of convertible loans. As at September 30, 2014 and June 30, 2014, the Company had convertible loans outstanding of $24,000 and $26,000, respectively.

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

As at September 30, 2014 and June 30, 2014, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

During the quarter ended September 2014, the Company issued 20,000 shares of common stock, at $0.75 per share, to an investor for cash consideration of $15,000; and 3,000 shares of common stock, at $0.75 per share, to a second investor for cash consideration of $2,250.

As at September 30, 2014 and June 30, 2014, 34,535,660 and 34,512,660 shares of the Company's common stock were issued and outstanding, respectively.

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

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	Quarter ended	Quarter ended
	September 30,	September 30,
	2014	2013
Federal income tax benefit attributed to:
Net operating loss	$9,063	$5,794
Valuation	(9,063)	(5,794)
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30,	June 30,
	2014	2014
Deferred tax attributed:
Net operating loss carryover	$49,812	$40,750
Less: change in valuation allowance	(49,812)	(40,750)
Net deferred tax asset	$—	$—

At September 30, 2014 the Company had an unused net operating loss carry-forward approximating $146,507 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of these interim condensed financial statements and the Company did not have any material recognizable subsequent events.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company's financial condition as of September 30, 2014, and the results of operations for the three months ended September 30, 2014.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 2014 and June 30, 2013.

Overview

AppYea, Inc. ("AppYea," "we," "our," "us," or the "Company") was incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications (or "apps"). The Company's current business plans include the marketing of its mobile applications, as well the expansion of its mobile application portfolio through the acquisition of third party developed mobile applications and/or mobile applications development companies. The Company has derived revenue by way of the sale of its developed and acquired mobile applications as well as through advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full, "ad-free," version of the application, at which time the advertisements are removed. We currently have 13 fully developed gaming applications, as well as a group of 14 applications that provide wait times at various amusement parks, and 23 additional source code applications that operate in the following categories: Business, Education, Entertainment, Finance, Lifestyle, Medical, Music, Navigation, News, Travel, Utilities and Wellness.

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

Results of Operations

We generated revenue of $1,329 and $2,762 for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, we had a smaller mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $27,343 and $18,617, for the three months ended September 30, 2014 and 2013, respectively. Operating expense increases during the three months ended September 30, 2014 were primarily the result of increased sales and marketing fees as well as the costs associated with managing and maintain our public financial reporting requirements.

As a result of the foregoing, we incurred losses of $26,655 and $17,041 during the three months ended September 30, 2014 and 2013, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of September 30, 2014, we had cash or cash equivalents of $4,787.

Net cash used in operating activities was $14,867 for the three months ended September 30, 2014 and $10,038 for the three months ended September 30, 2013. The increase in the cash used in operating activities in the three months ended September 30, 2014 as opposed to the three months ended September 30, 2013 was due to the increase in our operating losses we incurred between the two periods. At September 30, 2014 our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the three months ended September 30, 2014 and $4,000 for the three months ended September 30,2 013.During the three months ended September 30, 2013 we incurred $4,000 in the purchase of mobile application software. Due to lack of funding, we made no similar purchase during the three months ending September 30, 2014. The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the three months ended September 30, 2014 was $15,250, compared to net cash used in financing activities of $2,898 for the three months ended September 30, 2013.During the three months ended September 30, 2014 we sold 23,000 shares of our commons stock for proceeds of $17,250 and used $2,000 to repay part of our outstanding convertible notes payable. During the three months ended September 30, 2013 we used $1,398 in deferred financing costs and $1,500 to repay part of our outstanding convertible notes payable.

As of September 30, 2014, our total assets were $66,569 and our total liabilities were $29,654. Included in our assets of as of September 30, 2014 was $4,787 of cash, $33 of accounts receivable and net fixed assets of $61,749.  As of June 30, 2014 our total assets were $76,779 and our total liabilities were $30,459.

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

We have now completed the FINRA process of obtaining our initial stock symbol, which is "APYP", however, there is currently no market for the trading of our common stock. Once our common stock is publicly traded, we believe that opportunities to either raise additional capital though the issuance of our common stock and/or use shares of our common stock for acquisitions will significantly improve. We anticipate our common stock being publicly traded during our second fiscal quarter (quarter ending December 31) of 2014. We are currently exploring various options for selling additional shares of our common stock.

On a long-term basis, our ability to ultimately achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully continue to develop our products and our ability to generate revenues.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company's financial condition, results of operations or future prospects;
•	The Company's business and growth strategies;
•	The Company's financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company's ability to be successful in the future;
•	The Company's business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company's ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company's expectations with respect to continued disruptions in the global cap ital markets and reduced levels of consumer spending and the impact of these trends on its financial results;
•	The Company's ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company's ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company's cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company's market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company's estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company's financial statements;
•	The Company's overall outlook including all statements under Management's Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management and the Company's board of directors to allow timely decisions regarding required disclosure.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

In September of 2014, we accepted a common stock purchase agreement from an investor for the purchase of 20,000 shares of our common stock for $15,000, and we accepted a second common stock purchase agreement from an investor for the purchase of 3,000 shares of common stock for $2,250. We plan to use the proceeds from the sale of common stock to fund working capital needs and for general corporate purposes.

Item 3.                          Default Upon Senior Securities.

None.

Item 4.                          Mine Safety Disclosures.

Not applicable to our Company.

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

Date:  November 18, 2014
By:  /s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director