Form 10-Q
period 2014-12-31
APPYEA, INC
filed 2015-03-13
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,535,660 shares outstanding as of March 13, 2015.

APPYEA, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,463	$4,404
Accounts receivable	33	11
Total current assets	1,496	4,415

Fixed assets (net of accumulated depreciation of $80,374 (unaudited) and $55,811, respectively)	107,801	72,364

Total assets	$109,297	$76,779

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,318	$422
Derivative liabilities	122,705	-
Convertible loans, net of debt discount - related parties	11,712	30,037
Total current liabilities	150,735	30,459

Total liabilities	150,735	30,459

Commitments and contingencies (note 6)

Stockholders' equity (deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized,
5,000,000 shares issued and outstanding at December 31, 2014 (unaudited) and June 30, 2014, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 34,535,660 (unaudited) and 34,512,660
shares issued and outstanding at December 31, 2014 (unaudited) and June 30, 2014, respectively	3,453	3,451
Additional paid-in capital	179,469	162,221
Accumulated deficit	(224,860)	(119,852)
Total stockholders' equity (deficit)	(41,438)	46,320

Total Liabilities and Stockholders' Equity (Deficit)	$109,297	$76,779

See accompanying notes to condensed unaudited financial statements.

Index

APPYEA, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Three Months Ended
	December 31, 2014		December 31, 2013

Revenue	$750		$1,904

Operating costs:
Sales and marketing	14,804		2,587
Legal and professional fees	11,810		5,453
General and administrative	14,804		1,423
Depreciation	13,947		10,531
Total operating costs	55,365		19,994

Loss from operations	(54,615)		(18,090)

Other income (expense)
Change in value of derivative liability	1,950		-
Interest expense	(25,688)		(534)
Net other income (expense)	(23,738)		(534)

Net loss	$(78,353)		$(18,624)

Loss per share, basic and diluted	$0.00	*	$0.00 *

Weighted average number of shares outstanding, basic and diluted	34,535,660		34,491,660

* Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

Index
APPYEA, INC.
CONDENSED STATEMENT OF OPERATIONS (CONT.)

	Six Months Ended		Six Months Ended
	December 31, 2014		December 31, 2013

Revenue	$2,079		4,667

Operating costs:
Sales and marketing	17,287		2,637
Legal and professional fees	21,153		12,453
General and administrative	19,706		2,698
Depreciation	24,562		20,823
Total operating costs	82,708		38,611

Loss from operations	(80,629)		(33,944)

Other income (expense)
Change in value of derivative liabilities	1,950		-
Interest expense, net	(26,329)		(1,721)
Net other income (expense)	(24,379)		(1,721)

Net loss	$(105,008)		$(35,665)

Loss per share, basic and diluted	$0.00	*	$0.00 *

Weighted average number of shares outstanding, basic and diluted	34,512,910		34,491,660

* Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

Index

APPYEA, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(105,008)	$(35,665)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	24,562	20,823
Amortization of debt discount	10,283	-
Interest on origination	13,190	-
Change in value of derivative liabilities	(1,950)	-
Changes in operating assets and liabilities:
Accounts receivable	(22)	1,195
Prepaid expenses	—	(2,351)
Accounts payable	15,896	(2,349)
Accruals	2,857	1,715
Net cash provided by (used in) operating activities	(40,191)	(16,632)

CASH FLOWS USED IN INVESTING ACTIVITIES
Development costs associated with mobile application software	—	(6,000)
Net cash used in investing activities	—	(6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock for cash	17,250	—
Deferred financing costs expensed (incurred)	—	(4,261)
Proceed of convertible notes payable	22,000	—
Repayment of convertible notes payable	(2,000)	(1,750)
Net cash provided by financing activities	37,250	(6,011)

Net change in cash and cash equivalents	(2,941)	(28,643)

Cash and cash equivalents at beginning of period	4,404	31,150

Cash and cash equivalents at end of period	$1,463	$2,507

NON CASH INVESTING ACTIVITIES
Purchase of fixed assets with debt	$60,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for :
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

Index
App Yea, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company's common stock is traded on the OTC Markets (www.otcmarkets.com) under the symbol "APYP".  The first day of trading on the OTC Markets was December 15, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2014 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2014, included in its Annual Report on Form 10-K filed on October 14, 2014.

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

Fixed Assets

The Company's fixed assets represent mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their useful lives of 3 years.  The Company also purchased a pre-owned vehicle.  Due to the age of the vehicle, it is being amortized over the useful life of 3 years.

Index

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

The carrying values of cash, accounts receivable, accounts payable, prepaid expenses, accounts payable, accruals and convertible notes payable approximate their fair value due to the short-term maturities of these instruments.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Index

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

Advertising cost

Advertising costs were expensed as incurred.  Advertising costs of $17,237 and $14,753 and $2,562 and $2,637 were incurred during the three and six months ended December 31, 2014 and 2013, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2014 and June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the three and six month periods ended December 31, 2014 and 2013, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the three and six month periods ended December 31, 2014 and 2013.

Index
Business Segments

The Company believes that its activities for the periods presented herein comprised a single segment.

 Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2014 presentation.

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

3. GOING CONCERN AND LIQUIDITY

At December 31, 2014, the Company had cash of $1,463 and current liabilities of $150,735 and has incurred losses of $224,860 since Inception (November 26, 2012).

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

4. FIXED ASSETS

As at December 31, 2014 and June 30, 2014, the balance of fixed assets represented was as follows:

	December 31,	June 30,
	2014	2014
Cost	$	$
Mobile applications	179,870	128,175
Automobile	8,305	-
Accumulated depreciation	(80,374)	(55,811)
Net book value	$107,801	$72,364

Index
On October 15, 2014, the Company acquired certain assets from Castle Rock Resources, LLC, which included MySocialGrab, a social networking mobile application and a 2004 vehicle for a total of $60,000. The purchase consideration was allocated between the mobile application and the vehicle as follows: the vehicle was valued at $8,305 and the mobile application was valued at $51,695 for a total purchase consideration of $60,000 financed by a convertible promissory note with Castle Rock Resources, LLC.

Depreciation Expenses of $24,562 and $13,947 and $20,823 and $10,531 and were incurred during the three and six months ended December 31, 2014 and 2013, respectively.

5. CONVERTIBLE LOANS – RELATED PARTIES

On April 2, 2013, the Company issued a $15,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

On July 24, 2014, the Company repaid $1,000 in respect of this convertible note payable leaving an outstanding principle balance of $14,000 in respect of the promissory note.

Effective April 2, 2013, the Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price was currently not determinable.  However, effective December 15, 2014 the Company's shares of common stock became publicly quoted and accordingly we evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $21,736 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.21% and a volatility over the 12 month period of 122%.  $17,020 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,716 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At December 31, 2014, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 11 month and 15 days risk free interest rate of 0.216% and volatility over a 11 month and 15 days period of 110% and determined that, since the first day the shares became publicly traded, the fair value of our derivative liability had decreased by $868 to $20,868.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

Index
On January 9, 2014, the Company issued a $10,000 convertible promissory note payable. The unsecured convertible promissory note payable has a 12 month term and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

Effective January 9, 2014, the Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price was currently not determinable.  However, effective December 15, 2014 the Company's shares of common stock became publicly quoted and accordingly we evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $13,722 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.21% and a volatility over the 12 month period of 122%.  $10,745 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $2,977 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At December 31, 2014, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 11 months and 15 day risk free interest rate of 0.216% and volatility over an 11 month and 15 day period of 110% and determined that, since the first day the shares became publicly traded, the fair value of our derivative liability had decreased by $562 to $13,160.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On October 14, 2014, the Company issued a $22,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 15% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

Effective October 14, 2014, the Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price was currently not determinable.  However, effective December 15, 2014 the Company's shares of common stock became publicly quoted and accordingly we evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $26,782 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 10 months to maturity, risk free interest rate of 0.193% and a volatility over the 10 month period of 108%.  $22,570 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,212 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

Index

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At December 31, 2014, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 9 month and 2 week risk free interest rate of 0.199% and volatility over a 9 month and 2 week period of 108% and determined that, since the first day the shares became publicly traded, the fair value of our derivative liability had decreased by $73 to $26,709.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On October 15, 2014, as part of its acquisition of a social networking mobile application and a vehicle, the Company agreed to pay $60,000 on a deferred basis in a convertible promissory note payable for a term of 12 months and carried an interest rate of 7% per annum. The unsecured note payable is convertible at the option of the holder at a 45% discount to the lowest closing bid price for the Company's common stock during the 20 trading days immediately preceding the conversion date.

Effective October 15, 2014, the Company recorded no beneficial conversion expense on the conversion feature as the specific conversion price is currently not determinable.  However, effective December 15, 2014 the Company's shares of common stock became publicly quoted and accordingly we evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $62,415 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 10 months to maturity, risk free interest rate of 0.193% and a volatility over the 10 month period of 108%.  $60,702 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $1,713 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At December 31, 2014, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 9 month and 2 week risk free interest rate of 0.199% and volatility over a 9 week and 2 month period of 108% and determined that, since the first day the shares became publicly traded, the fair value of our derivative liability had decreased by $447 to $61,968.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

 As of December 31, 2014, the Company had convertible loans outstanding of $106,000, and, during the period ended December 31, 2014, interest of $2,216 was accrued on these outstanding borrowings net of unamortized debt discount of $101,182.

6. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Index
Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

7. SHAREHOLDERS' EQUITY (DEFICIT)

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As of December 31, 2014 and June 30, 2014, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

On January 6, 2014, the Company's Board of Directors approved a 15 for 1 forward stock split of the Company's common stock. All numbers of shares disclosed as issued and outstanding in these financial statements have been retrospectively restated for this forward split.

In September 2014, the Company issued 20,000 shares of common stock, at $0.75 per share, to one investor, for cash consideration of $15,000; and 3,000 shares of common stock, at $0.75 per share, to a second investor, for cash consideration of $2,250.

As of December 31, 2014, 34,535,660 shares of the Company's common were issued and outstanding.

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

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	Three months ended	Three months ended
	December 31,	December 31,
	2014	2013
Federal income tax benefit attributed to:
Net operating loss	$26,640	$18,624
Valuation	(26,640)	(18,624)
Net benefit	$—	$—

Index

	Six months ended	Six months ended
	December 31,	December 31,
	2014	2013
Federal income tax benefit attributed to:
Net operating loss	$35,702	$35,665
Valuation	(35,702)	(35,665)
Net benefit	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As at	As at
	December 31,	June 30,
	2014	2014
Deferred tax attributed:
Net operating loss carryover	$76,452	$40,750
Less: change in valuation allowance	(76,452)	(40,750)
Net deferred tax asset	$—	$—

At December 31, 2014 the Company had an unused net operating loss carry-forward approximating $224,860 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of these audited financial statements and the Company did not have any material recognizable subsequent events.

Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company's financial condition as of December 31, 2014, and the results of operations for the three and six months ended December 31, 2014.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 2014 and June 30, 2013.

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

Results of Operations

For the Three Months Ended December 31, 2014 and December 31, 2013

We generated revenue of $750 and $1,904 for the three months ended December 31, 2014 and 2013, respectively. For the three months ended December 31, 2014, we had a smaller mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $55,365 and $19,994, for the three months ended December 31, 2014 and 2013, respectively. Operating expense increases during the three months ended December 31, 2014 were primarily the result of increased sales and marketing fees as well as the costs associated with managing and maintain our public financial reporting requirements.

Other expenses totaled $23,738 for the three months ended December 31, 2014 compared to $534 for the three months ended December, 2013. As we became publicly quoted during the three months ended December 31, 2014, we were required to value the beneficial conversion features of our convertible promissory notes which generated interest expense on origination of $13,190 and amortization of debt discount of $10,283 during the period. As we were not publicly quoted became publicly quoted during the three months ended December 31, 2013, we had no comparable expenses in that period.

As a result of the foregoing, we incurred losses of $78,353 and $18,624 during the three months ended December 31, 2014 and 2013, respectively.

Index

For the Six Months Ended December 31, 2014 and December 31, 2013

We generated revenue of $2,079 and $4,667 for the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014, we had a smaller mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $82,708 and $38,611, for the six months ended December 31, 2014 and 2013, respectively. Operating expense increases during the six months ended December 31, 2014 were primarily the result of increased sales and marketing fees as well as the costs associated with managing and maintain our public financial reporting requirements.

Other expenses totaled $24,379 for the six months ended December 31, 2014 compared to $1,721 for the six months ended December, 2013. As we became publicly quoted during the six months ended December 31, 2014, we were required to value the beneficial conversion features of our convertible promissory notes which generated interest expense on origination of $13,190 and amortization of debt discount of $10,283 during the period. As we were not publicly quoted became publicly quoted during the six months ended December 31, 2013, we had no comparable expenses in that period.

As a result of the foregoing, we incurred losses of $105,008 and $35,665 during the six months ended December 31, 2014 and 2013, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of December 31, 2014, we had cash or cash equivalents of $1,463.

Net cash used in operating activities was $40,191 for the six months ended December 31, 2014 and net cash used in operating activities was $16,632 for the six months ended December 31, 2013. During the six month ended December 31, 2014 we incurred a net loss of $105,008 which was partially offset by net non-cash expenses of $46,085 and a net increase in working capital liabilities of $18,731. By comparison during the six months ended December 31, 2013 we incurred a net loss of $35,665 which was partially offset by non-cash expenses of $20,823 and increase for cash flow purposes by a $1,790 net in working capital. At December 31, 2014 our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the six months ended December 31, 2014 and $6,000 for the six months ended December 31, 2013.  During the six months ending December 31, 2013 we spent $6,000 on developing our mobile applications while we made no such expenditures during the six months ended December 31, 2014. The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the six months ended December 31, 2014 was $37,250, compared to net cash used in financing activities of $6,011 for the six months ended December 31, 2013.During the six months ended December 31, 2014 we generated $17,250 from the sales of shares of our common stock and received $22,000 by way of loan under a convertible note payable, partially offset by a $2,000 repayment on our outstanding convertible notes payable. By comparison, during the six month ended December 31, 2013 we repaid $1,750 on our outstanding convertible notes payable and incurred $4,261 in deferred financing costs.

Index

As of December 31, 2014, our total assets were $109,297 and our total liabilities were $150,735. Included in our assets of as of December 31, 2014 was $1,463 of cash, $33 of accounts receivable and net fixed assets of $107,801.  As of June 30, 2014 our total assets were $76,779 and our total liabilities were $30,459.

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

Index
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

Index
PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

We are not required to provide this information as we are a Smaller Reporting Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

No shares unregistered sales of equity securities were completed during the three and six months ended December 31, 2014 or 2013.

Item 3.    Default Upon Senior Securities.

No shares unregistered sales of equity securities were completed during the three and six months ended December 31, 2014 or 2013.

Item 4.    Mine Safety Disclosures.

Not applicable to our Company.

Item 5.    Other Information.

None.

Item 6.	Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
APPYEA, INC.

March 13, 2015	By:	/s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director