Form 10-Q/A
period 2014-12-31
APPYEA, INC
filed 2015-03-18
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1
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

Explanatory Note
AppYea, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Company's quarterly report on Form 10-Q for the period ended December 31, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission on March 13, 2014 (the "Original Filing Date"), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6.                          Exhibits
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jackie Williams.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November20, 2014.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPYEA, INC.

Date: March 18, 2015	By:	/s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director