Form 10-Q
period 2015-03-31
APPYEA, INC
filed 2015-05-20
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,266,989 shares outstanding as of May 20, 2015.

APPYEA, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,194	$4,404
Accounts receivable	—	11
Prepaid expenses	1,611,313	—
Total current assets	1,619,507	4,415

Fixed assets (net of accumulated depreciation of $95,988 (unaudited) and $55,811, respectively)	92,187	72,364

Total assets	$1,711,693	$76,779

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,094	$422
Derivative liabilities	154,095	—
Convertible loans, net of debt discounts - related parties	26,712	30,037
Total current liabilities	191,901	30,459

Total liabilities	191,901	30,459

Commitments and contingencies (note 6)

Stockholders' equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2015 (unaudited) and June 30, 2014, respectively.	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 36,266,989 (unaudited) and 34,512,660 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively.	3,626	3,451
Additional paid-in capital	1,943,091	162,221
Accumulated deficit	(427,425)	(119,852)
Total stockholders' equity	1,519,792	46,320

Total Liabilities and Stockholders' Equity	$1,711,693	$76,779

See accompanying notes to condensed unaudited financial statements.

Index
APPYEA, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$871	$2,301	2,950	6,968

Operating costs:
Sales and marketing	149	84	17,436	2,721
Legal and professional fees	164,632	30,879	185,785	43,332
General and administrative	1,649	4,747	21,354	7,451
Depreciation	15,615	10,615	40,177	31,438
Total operating costs	182,045	46,325	264,752	84,942

Loss from operations	(181,174)	(44,024)	(261,802)	(77,974)

Other income (expense)
Change in value of derivative liability	4,979	—	6,929	—
Interest expense	(26,370)	(687)	(52,699)	(2,400)
Net other income (expense)	(21,391)	(687)	(45,770)	(2,400)

Net loss	$(202,565)	$(44,711)	(307,573)	$(80,374)

Loss per share, basic and diluted	$(0.01)	0.00 *	(0.01)	0.00 *

Weighted average number of shares outstanding, basic and diluted	34,541,979	34,491,660	36,266,989	34,491,660

* Denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

Index
APPYEA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(307,573)	$(80,374)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation expense	40,177	31,438
Deferred financing costs	—	24,661
Consulting fees paid in stock	146,483	—
Amortization of debt discount	22,516	—
Interest on origination	24,559	—
Change in value of derivative liabilities	(6,929)	—
Changes in operating assets and liabilities:
Accounts receivable	11	1,307
Prepaid expenses	—	(455)
Accounts payable	10,672	(5,430)
Accruals	5,624	2,403
Net cash provided by (used in) operating activities	(64,460)	(26,450)

CASH FLOWS USED IN INVESTING ACTIVITIES
Development costs associated with mobile application software	—	(6,000)
Net cash used in investing activities	—	(6,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of common stock for cash	23,250	—
Deferred financing costs expensed (incurred)	—	(4,261)
Proceed of convertible notes payable	47,000	10,000
Repayment of convertible notes payable	(2,000)	(2,000)
Net cash provided by financing activities	68,250	3,739

Net change in cash and cash equivalents	3,790	(28,711)

Cash and cash equivalents at beginning of period	4,404	31,150

Cash and cash equivalents at end of period	$8,194	$2,439

NON CASH INVESTING ACTIVITIES
Purchase of fixed assets with debt	$60,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for :
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

Index
App Yea, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2014, included in its Annual Report on Form 10-K filed on October 14, 2014.

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

Index
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

Index
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

Advertising cost

Advertising costs were expensed as incurred.  Advertising costs of $149 and $17,436 (2015) and $84 and $2,721 (2014) were incurred during the three and nine months ended March 31, 2015 and 2014, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2015 and June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Index
Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the three and nine month periods ended March 31, 2015 and 2014, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the three and nine month periods ended March 31, 2015 and 2014.

Business Segments

The Company believes that its activities for the periods presented herein comprised a single segment.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN AND LIQUIDITY

At March 31, 2015, the Company had cash of $8,194 and current liabilities of $191,901 and has incurred losses of $427,425 since Inception (November 26, 2012).

The Company anticipates future losses in its business.

In our financial statements for the period Inception (November 26, 2012) to June 30, 2014, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Index
The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As of March 31, 2015 and June 30, 2014, the balance of fixed assets represented mobile application software as follows:

	March 13,	June 30,
	2015	2014
Cost	$	$
Mobile applications	179,870	128,175
Automobile	8,305	-
Accumulated depreciation	(95,988)	(55,811)
Net book value	$92,187	$72,364

Depreciation expenses of $15,615 and $40,177 (2015) and $10,615 and $31,438 (2014) were incurred during the three and nine months ended March 31, 2015 and 2014, respectively.

5. CONVERTIBLE LOANS – RELATED PARTIES

On February 9, 2015, the Company issued a $15,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

Effective February 9, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (February 9, 2015) at $21,817 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.25% and a volatility over the 12 month period of 168%.  $15,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $6,817 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the issue date of the convertible note payable.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

Index
At March 31, 2015, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 10 month and 9 days risk free interest rate of 0.139% and volatility over a 10 month and 9 days period of 168% and determined that, since the issue date of the convertible note payable, the fair value of our derivative liability had decreased by $325 to $21,492.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

On March 13, 2015, the Company issued a $10,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

Effective March 13, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (March 13, 2015) at $14,552 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 12 months to maturity, risk free interest rate of 0.23% and a volatility over the 12 month period of 168%.  $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,552 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the issue date of the convertible note.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At March 31, 2015, the Company revalued the conversion feature of the convertible debenture using the Black Scholes valuation model with the following assumptions: 11 months and 17 day risk free interest rate of 0.250% and volatility over an 11 month and 17 day period of 168% and determined that, since the issue date, the fair value of our derivative liability had decreased by $67 to $14,485.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as another income or expense item.

At March 31, 2015, the Company revalued the conversion feature of the $15,000 convertible debenture issued on April 2, 2013 using the Black Scholes valuation model with the following assumptions: 8 month and 15 day risk free interest rate of 0.172% and volatility over a 8 month and 15 day period of 167% and determined that, since the last day of the previous quarter, the fair value of our derivative liability had decreased by $6,797 to $23,698.  Accordingly we recognized a corresponding gain on derivative liability in conjunction with this revaluation.

At March 31, 2015, the Company revalued the conversion feature of the $10,000 convertible debenture issued on January 9, 2014 using the Black Scholes valuation model with the following assumptions: 8 month and 15 days risk free interest rate of 0.172% and volatility over a 8 month and 15 day period of 167% and determined that, since the last day of the previous quarter, the fair value of our derivative liability had increased by $1,699 to $14,859.  Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

Index
At March 31, 2015, the Company revalued the conversion feature of the $22,000 convertible debenture issued on October 14, 2014 using the Black Scholes valuation model with the following assumptions: 6 month and 2 week risk free interest rate of 0.140% and volatility over a 6 month and 2 week period of 163% and determined that, since the last day of the previous quarter, the fair value of our derivative liability had increased by $3,175 to $29,884.  Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

At March 31, 2015, the Company revalued the conversion feature of the $60,000 convertible debenture issued on October 15, 2014 using the Black Scholes valuation model with the following assumptions: 6 month and 2 week risk free interest rate of 0.140% and volatility over a 6 month and 2 week period of 163% and determined that, since the last day of the previous quarter, the fair value of our derivative liability had increased by $6,963 to $68,931.  Accordingly we recognized a corresponding loss on derivative liability in conjunction with this revaluation.

As of March 31, 2015, the Company had convertible loans outstanding of $132,000, and, during the period ended March 31, 2015, interest of $9,661 was accrued on these outstanding borrowings net of unamortized debt discount of $113,949.

6. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Consulting Agreements

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02.

7. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Index
A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As of March 31, 2015 and June 30, 2014, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

In September 2014, the Company issued 20,000 shares of common stock, at $0.75 per share, to one investor, for cash consideration of $15,000; and 3,000 shares of common stock, at $0.75 per share, to a second investor, for cash consideration of $2,250.

In March 2015, the Company issued 1,723,329 shares of common stock to the Cicero Consulting Group, LLC in exchange for a consulting agreement for the term of 12 months, with the option to automatically renew for an additional 12 months, unless terminated by the Company.

In March 2015, the Company issued 4,000 shares of common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000; and 4,000 shares of common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000.

As of March 31, 2015, 36,266,989 shares of the Company's common were issued and outstanding.

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

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	Three months ended	Three months ended
	March 31,	March 31,
	2015	2014
Federal income tax benefit attributed to:
Net operating loss	$202,565	$44,711
Valuation	(202,565)	(44,711)
Net benefit	$—	$—

	Nine months ended	Nine months ended
	March 31,	March 31,
	2015	2014
Federal income tax benefit attributed to:
Net operating loss	$307,573	$80,374
Valuation	(307,573)	(80,374)
Net benefit	$—	$—

Index
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Quarter ended	Quarter Ended
	March 31,	June 30,
	2015	2014
Deferred tax attributed:
Net operating loss carryover	$145,325	$40,750
Less: change in valuation allowance	(145,325)	(40,750)
Net deferred tax asset	$—	$—

At March 31, 2015 the Company had an unused net operating loss carry-forward approximating $427,425 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of these audited financial statements and the Company did not have any material recognizable subsequent events.

Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company's financial condition as of March 31, 2015, and the results of operations for the three and nine months ended March 31, 2015.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company's Annual Report on Form 10-K filed on October 14, 2014 for the year ended June 30, 2014.

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

Results of Operations

We generated revenue of $871 and $2,301 for the three months ended March 31, 2015 and 2014, respectively. We generated revenue of $2,950 during the nine months ended March 31, 2015 and generated revenue of $6,968 for the nine month period ended March 31, 2014. For both the three and nine months ended March 31, 2015, we had a smaller mobile apps offering than in the corresponding periods during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $182,045 and $46,325, for the three months ended March 31, 2015 and 2014, respectively, an increase of $135,720. During the nine months ended March 31, 2015, we incurred operating expenses of $264,752 and incurred operating expenses of $84,942 for the nine months ended March 31, 2014, an increase of $179,870. Operating expense increases during both the three and  nine months ended March 31, 2015 were primarily the result of $146,383 of consulting expenses in the periods as well as an increase in our sales and marketing efforts during the nine months ended March 31, 2015.

As a result of the foregoing, we incurred losses of $202,565 and $44,711 during the three months ended March 31, 2015 and 2014, respectively and losses of $307,573 and $80,374 for the nine months ended March 31, 2015 and 2014, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Index
Liquidity and Capital Resources

As of March 31, 2015, we had cash or cash equivalents of $8,194.

Net cash used in operating activities was $64,460 for the nine months ended March 31, 2015 and $26,450 for the nine months ended March 31, 2014. At March 31, 2015 our operating activities and available capital resources were not sufficient to fund our operations going forward. In addition, we had an increased net loss and a substantial increase in stock based consulting expenses during the nine ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Net cash used in investing activities was $0 for the nine months ended March 31, 2015 and $6,000 for the nine months ended March 31, 2014. The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the nine months ended March 31, 2015 was $68,250, compared to $3,739 provided by financing activities for the nine months ended March 31, 2014. During the nine months ended March 31, 2015 we received $23,250 from the sale of shares of our common stock for cash, issued convertible notes in an amount of $47,000 and repaid $2,000 of the balance of the convertible notes.

As of March 31, 2015, our total assets were $1,711,693 and our total liabilities were $191,901. Included in our assets of as of March 31, 2015 was $8,194 of cash, $1,611,313 of prepaid expenses and fixed assets of $92,187.

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

Index
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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2015, the Company issued 4,000 shares of common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000; and 4,000 shares of common stock, at $0.75 per share, to 1 investor, for cash consideration of $3,000.

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

Date:  May 20, 2015
By:  /s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director