Form 10-K
period 2015-06-30
APPYEA, INC
filed 2015-10-28
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 000-55403

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2014, was $10,746,373 based on a $1.02 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

52,029, 203 as of October 28, 2015
DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “the Company”, “Appyea”, “we,” “us” or “our” mean Appyea, Inc., unless otherwise indicated.

Item 1.                  Business

Corporate Overview

AppYea, Inc. (“AppYea”) was incorporated in the State of South Dakota on November 26, 2012. AppYea, Inc. is engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

The administrative office of the Company is located at 777 Main Street, Suite 600, Forth Worth, TX 76102, Telephone: (817)-887-8142. The Company plans to use these offices until it requires larger space. The Company’s fiscal year end is June 30th. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Executive Summary

On November 26, 2012, Jackie Williams was appointed as the sole director, chairman of the board and President of the Company.  On January 8, 2014, Keri Williams was appointed as the secretary of the Company.

The Company is operating and is generating nominal revenue. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Because its business is customer-driven, its funding requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in its budget. Management will be responsible for the preparation of much of the required documents to keep the costs to a minimum.

The Company has been issued a going concern opinion by our auditors that raises substantial doubt about its ability to continue as a going concern based on its current financial position. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, its revenue generation and through the issuance of common shares or debt.

Principal products and their markets

Our Company’s primary products are mobile applications. Our Company develops internal mobile applications and also acquires existing profitable mobile applications (“apps”), in order to build a diverse portfolio of apps that will service a wide range of industries and consumers. The Company plans to acquire apps that are currently in development, as well as apps that are ready to be presented to the public. By purchasing existing small but profitable application development companies, AppYea aims to considerably cut the time to the market for introducing apps, which based on the Company’s experience, is approximately six months. The Company intends to market and sell its developed and acquired apps under its own name. The Company’s target customers vary widely, due to the numerous types of apps that are currently available. Below, our current business strategy and plan are detailed in an effort to explain the methods by which our Company generates revenue. The Company does not currently have any proposals or arrangements to enter into any business acquisitions or other business combinations.

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

On October 15, 2014, the Company acquired an automobile and the MySocial mobile application for $60,000.  The purchase was satisfied through the issuance of a Promissory Note in an amount of $60,000.   The MySocial mobile application is a social media application that allows a user to share news, videos, and other information to various social media outlets.

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

The Company currently generates nominal revenues from paid downloads and advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. Advertisement integration has accounted for roughly five percent of our total revenues as of the date of this annual report. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full application, at which time the advertisements are removed. The Company plans on generating future revenues from the purchase of underdeveloped mobile applications, application development and mobile application development consulting. There is currently no single customer or product that has accounted for a material portion of our revenues.

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

Sources and availability of raw materials and the names of principal suppliers

The Company does not rely on any “real” raw materials.

Patents and Trademarks

The Company currently has no patents or trademarks on its brand name and has not and does not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, it may seek such protection. Despite efforts to protect its proprietary rights, such as its brand and service names, since it has no patent or trademark rights unauthorized persons may attempt to copy aspects of the Company business, including its web site design, services, product information and sales mechanics or to obtain and use information that it regards as proprietary. Any encroachment upon the Company’s proprietary information, including the unauthorized use of its brand name, the use of a similar name by a competing company or a lawsuit initiated against it for infringement upon another company's proprietary information or improper use of their trademark, may affect its ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on its business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

The Company does not currently have any licenses to use any third-party intellectual property, but is in the process of acquiring all necessary licensing rights to use all necessary third-party intellectual property. The Company is currently working with intellectual property counsel to obtain such licenses, and is currently in negotiations, through its intellectual property counsel, with third party intellectual property owners to obtain such licenses through licensing agreements. The Company will execute any necessary licensing agreements in order to use any trademarked third party intellectual property. The Company may be unsuccessful in obtaining such licenses, which could affect the Company’s ability to continue operations, and could also result in lawsuits related to intellectual property infringement.

Government Approval

The Company does not require any government approval for its services. As a mobile application product provider, its business will not be subject to any environmental laws.

Government and Industry Regulation

The Company will be subject to local and international laws and regulations that relate directly or indirectly to its operations. It will also be subject to common business and tax rules and regulations pertaining to the operation of its business. The Company believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that the Company is in compliance with securities regulations as they apply to the Company’s products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products. The Company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Research and Development Activities

Other than personal time spent researching our proposed business, the Company has not spent additional funds on research and development related to its current app portfolio. The Company plans on spending funds on the development of its internal apps as well as the acquisition of third party apps and app development companies.

Employees and Employment Agreements

With the majority of the Company's back office operational costs outsourced and variable, AppYea, Inc. is able to maintain a small employee base focused on income producing activities. Currently, the Company has one employee, which is the Company’s sole officer and director.

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

Item 1A.           Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B.                 Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Item 4.                  Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was approved for quotation on the OTC Markets (www.otcmarkets.com) on September 18, 2014, under the symbol "APYP".   The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended June 30, 2015	High	Low
First Quarter	N/A	N/A
Second Quarter	$1.02	$1.02
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.12	$0.10

Holders

As of October 28, 2015, there were 78 stockholders of record and an aggregate of 52,029,203 shares of our common stock were issued and outstanding. The transfer agent of our company's common stock is VStock Transfer, LLC, of 77 Spruce Street, Suite 201, Cedarhurst, NY 11516, Phone: (212)-828-8436, Fax: (646)-536-3179.

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

Recent Sales of Unregistered Securities

Effective January 6, 2014, the Company effected a 15 for 1 forward split of its common stock, under which each shareholder of record received fifteen (15) new shares of the Corporation’s common stock for every one (1) old share outstanding. Since inception (November 26, 2012) to June 30, 2015, all shares have been retroactively adjusted to give effect to the 15 for 1 forward split.

Set forth below is information regarding the issuance and sales of securities without registration during the year ended June 30, 2015.

In September 2014, the Company issued 20,000 shares of common stock at $0.75 per share, to one investor, for cash consideration of $15,000.  The Company also issued 3,000 shares of common stock at $0.75 per share, to a second investor, for cash consideration of $2,250.

In March 2015, the Company issued 1,723,329 shares of common stock to the Cicero Consulting Group, LLC in exchange for a consulting agreement for the term of 12 months, with the option to automatically renew for an additional 12 months, unless terminated by the Company.  In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

In March 2015, the Company issued 4,000 shares of common stock at $0.75 per share, to an investor, for cash consideration of $3,000.  The Company also issued 4,000 shares of common stock at $0.75 per share, to another investor, for cash consideration of $3,000.

In May 2015, the Company issued 700,000 shares of common stock at $0.51 per share, to Alex Consulting, Inc., 28,000 shares of common stock, at $0.51 per share, to SmallCapVoice.com, Inc, and 200,000 shares of common stock(S-8) at $0.35 to KJS Investment Corporation in exchange for a consulting agreement.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2015.

Item 6.                  Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in our S-1 Registration Statement that became effective on December 6, 2013.  Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On October 15, 2014, the Company acquired an automobile and the MySocial mobile application for $60,000. The purchase was satisfied through the issuance of a Promissory Note in an amount of $60,000.  The MySocial mobile application is a social media application that allows a user to share news, videos, and other information to various social media outlets.

Plan of Operation

Immediate Plan of Operation

At present, management will concentrate on continuing to expand its app portfolio and customer base while continuing to develop and promote its internal apps.

Continuing Plan of Operation (0-12 months)

Begin Marketing and Sales efforts:

The Company marketing efforts will primarily be related to assuring its products are easily found in app stores and create a smooth downloading experience. A significant opportunity exists for the development and acquisition of mobile apps that function on all currently available platforms.  The continuing plan of the Company’s operations will be to continue internal app development as well as outside app acquisition, which the Company believes will also expand its customer base and revenue stream.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our products, and possible cost overruns due to price and cost increases in services. We do not believe we have sufficient funds to operate our business for the 12 months.

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

Results of Operations

Our financial statements reported revenue of $4,030 and a net loss of $1,020,370 for the year ended June 30, 2015 and revenue of $7,680 and a net loss of $101,582 for the year ended June 30, 2014.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation, were $877,330 for the year ended June 30, 2015.  Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation, were $106,152 for the year ended June 30, 2014.  Operating expenses increased $734,424 during the year ended June 30, 2015, primarily from the result of approximately $736,000 in stock-based compensation paid to consultants.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2015 and 2014.

	As at	As at
Balance Sheet Date	June 30, 2015	June 30, 2014

Cash	$265	$4,404
Total Assets	$1,575,659	$76,779
Total Liabilities	$236,688	$30,459
Stockholders’ Equity	$1,338,971	$46,320

As at June 30, 2015, the Company’s cash balance was $265 compared to $4,404 as at June 30, 2014 and our total assets at June 30, 2015 were $1,575,659 compared with $76,779 as at June 30, 2014. The decrease in cash was primarily due to increase of operating expenses.

As at June 30, 2015, the Company had total liabilities of $236,688 compared with total liabilities of $30,459 as at June 30, 2014.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Cash Flows

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014
Cash Flows From (Used In) Operating Activities	$(82,389)	$(63,896)
Cash Flows Used In Investing Activities	$0	$(6,000)
Cash Flows From Financing Activities	$78,250	$43,150
Net Increase (Decrease) In Cash During Period	$(4,139)	$(26,746)

Cash Flow From (Used In) Operating Activities

During the year ended June 30, 2015, the Company used $82,389 in cash in operating activities compared to cash used in operating activities of $63,896 during the year ended June 30, 2014. During the year ended June 30, 2015, we incurred a net loss of $1,020,370 of which $929,387 arose from non-cash expenses and we generated cash flow of the $11,954 from the net increase in current liabilities and a decrease in our current assets. By comparison, during the year ended June 30, 2014, we incurred a net loss of $101,582 of which $42,952 arose from non-cash expenses and we absorbed $4,366 in a net decrease in our current liabilities and increase in our current assets.

Cash Flows Used In Investing Activities

During the year ended June 30, 2015, the Company used $0 cash in investing activities compared to cash used in investing activities of $6,000 during the year ended June 30, 2014. During the year ended June 30, 2015, all our fixed asset purchases, totaling $60,000, were funded by debt, while during the year ended June 30, 2014, we purchased $6,000 of mobile application software for cash.

Cash Flows From Financing Activities

During the year ended June 30, 2015, the Company received $78,250 net cash from financing activities, $23,250 from proceeds from the sale of common shares and $57,000 from the issuance of convertible loans and we repaid $2,000 in respect of the principal balance of convertible loans.  By comparison, during the year ended June 30, 2014,  we received net cash provided by financing activities of $43,150, $15,570 from the sale of shares of our common stock, $10,000 by from the issuance of convertible loans, $20,400 from the write off of deferred financing costs capitalized in prior periods and we repaid $3,000 in respect of the principal balance of convertible loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is June 30.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclosed activity since the date of our inception (November 26, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

Fixed Assets

The Company’s fixed assets represent an automobile and mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their estimated useful lives of 3 years.

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

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $17,444  and $2,995 were incurred during the years ended June 30, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2015 and June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the period Inception (November 26, 2012) to June 30, 2015, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses in the period Inception (November 26, 2012) to June 30, 2015.

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

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

APPYEA, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
AppYea, Inc.
Fort Worth, Texas

We have audited the accompanying balance sheets of AppYea, Inc. as of June 30, 2015 and 2014, and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppYea, Inc. as of June 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co., LLC

Wheat Ridge, formerly Denver, Colorado
October 15, 2015

APPYEA, INC.
BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$265	$4,404
Accounts receivable	339	11
Prepaid expenses	1,498,483	-
Total Current Assets	1,499,087	4,415

Fixed assets (net of accumulated depreciation of $111,603 and $55,811, respectively)	76,572	72,364

TOTAL ASSETS	$1,575,659	$76,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	4,277	422
Derivative liabilities	158,775	-
Convertible loans, net of debt discounts	56,065	30,037
Convertible loans, net of debt discounts - related parties	17,571	-
Total Current Liabilities	236,688	30,459

Total Liabilities	236,688	30,459

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2015 and 2014, respectively.	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 37,847,163 and 34,512,660 shares issued and outstanding at June 30, 2015 and 2014, respectively	3,784	3,451
Additional paid in capital	2,474,909	162,221
Accumulated deficit	(1,140,222)	(119,852)
Total Stockholders' Equity	1,338,971	46,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,575,659	$76,779

See accompanying notes to audited financial statements.

APPYEA, INC.
STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2014

Revenues	$4,030	$7,680
Cost of revenue	1,000	-
Gross Profit	3,030	7,680

Operating Expenses
Sales and marketing	17,444	2,995
Legal and professional fees	783,145	48,905
General and administrative	20,949	12,200
Depreciation	55,792	42,052
Total Operating Expenses	877,330	106,152

Loss from operations	(874,300)	(98,472)

Other Income (Expense)
Change in value of derivative liabilities	(21,997)	-
Interest expense, net	(125,338)	(3,110)
Gain on extinguishment of debt	1,265	-
Net Other Expense	(146,070)	(3,110)

Net Loss	$(1,020,370)	$(101,582)

Net Loss Per Share: Basic and Diluted	$(0.03)	$(0.00)*

Weighted average number of Shares Outstanding: Basic and Diluted	35,152,681	34,495,739

* Denotes a loss of less than $(0.01) per share

See accompanying notes to audited financial statements.

APPYEA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from June 30, 2013 through June 30, 2015

	Convertible				Additional
	preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, June 30, 2013	5,000,000	$500	34,491,660	$3,449	$146,473	$(18,270)	$132,152

Common Stock Issued for Cash @ $0.75 per share	-	-	21,000	2	15,748	-	15,750

Net loss for the year	-	-	-	-	-	(101,582)	(101,582)

Balance, June 30, 2014	5,000,000	500	34,512,660	3,451	162,221	(119,852)	46,320

Common Stock Issued for Cash @ $0.75 per share	-	-	31,000	3	23,247	-	23,250
Common Stock Issued for Consulting Services	-	-	2,651,329	265	2,230,810	-	2,231,075
Common Stock Issued for conversion of debt	-	-	652,174	65	58,631	-	58,696
Net loss for the period	-	-	-	-	-	(1,020,370)	(1,020,370)

Balance, June 30, 2015	5,000,000	$500	37,847,163	$3,784	$2,474,909	$(1,140,222)	$1,338,971

See accompanying notes to audited financial statements.

APPYEA, INC.
STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,020,370)	$(101,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55,792	42,052
Consulting fees paid in stock	736,592	-
Amortization of debt discount	85,069	-
Origination interest on derivative liability	31,202	-
Gain on extinguishment of debt	(1,265)	-
Change in value of derivative liabilities	21,997	-
Changes in current assets and liabilities:
Accounts receivable	(328)	2,320
Prepaid expenses	(4,000)	199
Accounts payable	3,855	(9,989)
Accrued interest	9,067	3,104
Net Cash Used in Operating Activities	(82,389)	(63,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mobile application software	-	(6,000)
Net cash used in Investing Activities	-	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	23,250	15,750
Deferred financing costs expensed (incurred)	-	20,400
Proceed of convertible notes payable	57,000	10,000
Repayment of convertible notes payable	(2,000)	(3,000)
Net cash provided by Financing Activities	78,250	43,150

Net cash increase for period	(4,139)	(26,746)

Cash at beginning of period	4,404	31,150

Cash at end of period	$265	$4,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of fixed assets with debt	$60,000	$-
Issuance of common stock for services	$2,231,075	$-
Issuance of common stock for conversion of debt	$58,761	$-
Derivative liability recognized as debt discount	$146,037	$-
Derivative liability recognized as origination interest	$31,202	$-

See accompanying notes to audited financial statements.

APPYEA, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2015 AND 2014

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclosed activity since the date of our inception (November 26, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

The carrying values of cash, accounts receivable, prepaid expenses, accounts payable, accruals and convertible notes payable approximate their fair value due to the short-term maturities of these instruments.

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

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $17,444 and $2,995 were incurred during the year ended June 30, 2015 and 2014, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2015 and 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2015 and 2014, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.  The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended June 30, 2015 and 2014.

Business Segments

The Company believes that its activities for the periods presented herein comprised a single segment.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN AND LIQUIDITY

At June 30, 2015, the Company had cash of $265 and current liabilities of $236,688 and has accumulated deficit of $1,140,222.

The Company anticipates future losses in its business.

In our financial statements for the year ended June 30, 2015, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4.  PREPAID EXPENSES

At June 30, 2015 and 2014, prepaid expenses totaled $1,498,483 and $0, respectively; and consisted of the OTC Markets annual fee with a balance of $2,500 and consulting fees with a balance of $1,495,983.

Consulting fees consisted of the following:

Consulting fee

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. As at June 30, 2015, the Company had recognized a prepaid expense of $1,171,864 to be expensed over the period from July 1, 2015 to March 8, 2016. In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at June 30, 2015, the Company had recognized a prepaid expense of $314,942 to be expensed over the period from July 1, 2015 to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at June 30, 2015, the Company had recognized a prepaid expense of $9,177 to be expensed over the period from July 1, 2015 to August 18, 2015.

5. FIXED ASSETS

As at June 30, 2015 and 2014, the balance of fixed assets represented a vehicle and mobile application software as follows:

	June 30, 2015	June 30, 2014
Mobile applications	$179,870	$128,175
Automobile	8,305	-
Fixed assets, gross	188,175	128,175
Accumulated depreciation	(111,603)	(55,811)
Fixed assets, net	$76,572	$72,364

During the year ended June 30, 2015, the Company purchased an automobile and certain mobile applications for $60,000, funded by way of loan on October 15, 2014 (Note 6).

Depreciation expense for the year ended June 30, 2015 and 2014 was $55,792 and $42,052, respectively.

6. CONVERTIBLE LOANS

At June 30, 2015 and 2014, convertible loans consisted of the following:

	June 30, 2015	June 30, 2014

April 2013 Notes:
Note 1	$-	$1,000
Note 2	14,000	15,000
January 2014 Note	10,000	10,000
October 2014 Note	30,000	-
February 2015 Note	15,000	-
March 2015 Note	10,000	-
April 2015 Note	10,000	-
Total notes payable	89,000	26,000

Accrued interest	10,762	4,037

Less: Debt discount	(43,697)	-

Total convertible loans	56.065	30,037

Less: current portion of convertible loans	(56,065)	(30,037)

Long-term convertible loans	$-	$-

During the year ended June 30, 2015 and 2014, the Company recognized interest expense of $6,717 and $3,110 and amortization of discount of $69,270 and $0, respectively.

April 2013 Note - 1

On April 2, 2013, as part of its acquisition of the theme park wait time mobile application, the Company agreed to pay $15,000 on a deferred basis at a rate of 20% of the net receipts from the theme park wait time mobile application. On May 24, 2013, $10,000 of the $15,000 deferred purchase consideration payable at a rate of 20% of the net receipts from the theme park wait time mobile application was converted into 20,000 shares of the Company's common stock. On May 29, 2013, $1,000 of the remaining $5,000 was repaid in cash. During the period ended June 30, 2014, $3,000 of the remaining $4,000 balance was repaid in cash. During the year ended June 30, 2015, the remaining balance of $1,000 was repaid in cash.

April 2013 Note - 2

On April 2, 2013, the Company issued a $15,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carried an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 20 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed. On July 24, 2014, the Company repaid $1,000 in respect of this convertible note payable leaving an outstanding principle balance of $14,000 in respect of the promissory note.

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

 The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $21,736 using the Black Scholes valuation model. $17,020 included accrued interest of $3,020 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,716 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

As of June 30, 2015, the outstanding principal balance of the note was $14,000, the note had accrued interest of $3,927 and an unamortized debt discount of $7,092. Debt discount of $9,928 was amortized for the year ended June 30, 2015.

January 2014 Note

On January 9, 2014, the Company issued a $10,000 convertible promissory note payable. The unsecured convertible promissory note payable has a 12-month term and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $13,722 using the Black Scholes valuation model. $10,745 included accrued interest of $745 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $2,977 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

 As of June 30, 2015, the outstanding principal balance of the note was $10,000, the note had accrued interest of $1,177 and an unamortized debt discount of $4,477. Debt discount of $6,268 was amortized for the year ended June 30, 2015.

October 2014 Note

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $62,415 using the Black Scholes valuation model. $60,702 included accrued interest of $702 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $1,713 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

On June 16, 2015, the convertible note of $30,000 was converted into 652,174 common shares and the Company decreased debt discount of $10,500 and derivative liability of $40,461 and recognized gain on extinguishment of debt of $1,265

As of June 30, 2015, the outstanding principal balance of the note was $30,000, the note had accrued interest of $2,906 and an unamortized debt discount of $9,211. Debt discount of $40,991 was amortized for the year ended June 30, 2015.

February 2015 Note

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

The Company valued the conversion feature at the issue date (February 9, 2015) at $21,817 using the Black Scholes valuation model. $15,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $6,817 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the issue date of the convertible note payable.

 As of June 30, 2015, the outstanding principal balance of the note was $15,000, the note had accrued interest of $695 and an unamortized debt discount of $8,750. Debt discount of $6,250 was amortized for the year ended June 30, 2015.

March 2015 Note

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

The Company valued the conversion feature at the issue date (March 13, 2015) at $14,552 using the Black Scholes valuation model. $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,552 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the issue date of the convertible note.

As of June 30, 2015, the outstanding principal balance of the note was $10,000, the note had accrued interest of $358 and an unamortized debt discount of $6,667. Debt discount of $3,333 was amortized for the year ended June 30, 2015.

April 2015 Note

On April 9, 2015, the Company issued a $10,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 30 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed.

Effective April 9, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (April 9, 2015) at $16,215 using the Black Scholes valuation model. $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $6,215 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the issue date of the convertible note.

As of June 30, 2015, the outstanding principal balance of the note was $10,000, the note had accrued interest of $270 and an unamortized debt discount of $7,500. Debt discount of $2,500 was amortized for the year ended June 30, 2015.

7. CONVERTIBLE LOANS – RELATED PARTY

At June 30, 2015 and 2014, convertible loan – related party consisted of the following:

	June 30, 2015	June 30, 2014

October 2014 Note – Related party	$22,000	$-

Accrued interest	2,342

Less: Debt discount	(6,771)	-

Total	17,571	-

Less: current portion of convertible loan	(17,571)	-

Long-term convertible notes payable	$-	$-

During the year ended June 30, 2015 and 2014, the Company recognized amortization of discount of $15,799 and $0, respectively.

October 2014 Note – Related party

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $26,782 using the Black Scholes valuation model. $22,570 included accrued interest of $570 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,212 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on the first day the shares became publicly traded.

As of June 30, 2015, the outstanding principal balance of the note was $22,000, the note had accrued interest of $2,342 and an unamortized debt discount of $6,771. Debt discount of $15,799 was amortized for the year ended June 30, 2015.

8. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.
The Company determined our derivative liabilities to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used during the year ended June 30, 2015 and 2014:

	Year Ended June 30, 2015	Year Ended June 30, 2014
Expected term	0.29 - 1.00 years	-
Expected average volatility	108%-218%	-
Expected dividend yield	-	-
Risk-free interest rate	0.01%-0.25%	-

At June 30, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at June 30, 2015

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Balance at June 30, 2015	(Level 1)	(Level 2)	(Level 3)
April 2013 - Note 2	$21,984	$-	$21,984	$-
January 2014 Note	13,707	-	13,707	-
October 2014 Note	43,600	-	43,600	-
February 2015 Note	21,648	-	21,648	-
March 2015 Note	15,354	-	15,354	-
April 2015 Note	15,662	-	15,662	-
October 2014 Note - related party	26,820	-	26,820	-
	$158,775	$-	$158,775	$-

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2015 and 2014:

Fair Value Measurements Using Significant Observable Inputs (Level 2)

Balance - June 30, 2014	$-
Issuance of new derivatives	177,239
Settled on issuance of common stock	(40,461)
Change in fair value of the derivative	21,997
Balance - June 30, 2015	$158,775

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

 Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term.  For the years ended June 30 2015 and 2014, the Company incurred $2,274 and $2,680, respectively.

Consulting Agreements

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. As at June 30, 2015, the Company had recognized a prepaid expense of $1,171,864 to be expensed over the period from July 1, 2015 to March 8, 2016. In October of 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at June 30, 2015, the Company had recognized a prepaid expense of $314,942 to be expensed over the period from July 1, 2015 to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at June 30, 2015, the Company had recognized a prepaid expense of $9,177 to be expensed over the period from July 1, 2015 to August 18, 2015.

On May 27, 2015, the Company entered into a consulting agreement with the KJS Investment.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 200,000 shares of restricted common stock at the current market price, as of May 27, 2015, of $0.51. The cost associated with this issuance was expensed on full during the year ended June 30, 2015.

As at June 30, 2015 and 2014, the Company had recognized prepaid expenses of $1,498,483 and $0, respectively, in respective of the above consulting agreements.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As at June 30, 2015 and 2014, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

In September 2014, the Company issued 20,000 shares of common stock, at $0.75 per share, to one investor, for cash consideration of $15,000; and 3,000 shares of common stock, at $0.75 per share, to a second investor, for cash consideration of $2,250.

In March 2015, the Company issued 1,723,329 shares of common stock to the Cicero Consulting Group, LLC in exchange for a consulting agreement for the term of 12 months, with the option to automatically renew for an additional 12 months, unless terminated by the Company. In October of 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

In March 2015, the Company issued 4,000 shares of common stock, at $0.75 per share, to an investor, for cash consideration of $3,000; and 4,000 shares of common stock, at $0.75 per share, to another investor, for cash consideration of $3,000.

In May 2015, the Company issued 700,000 shares of common stock, at$0.51 per share, to Alex Consulting, Inc., 28,000 shares of common stock, at$0.51 per share, to KJS Investment Corporation and 200,000 shares of common stock, at$0.51 per share, to SmallCapVoice.co, Inc. in exchange for a consulting agreement.

In June 2015, $30,000 of the principal amount of the promissory note was converted into 652,174 shares of common stock, at $0.09 per share, pursuant to the conversion of the Note.

As at June 30, 2015 and 2014, 37,847,163 and 34,512,660 shares of the Company's common stock were issued and outstanding, respectively.

11. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

12. INCOME TAXES

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

The provision for refundable federal income tax at 34% consists of the following for the periods ending:

	June 30, 2015	June 30, 2014
Federal income tax benefit attributed to:
Net operating loss	$346,926	$34,538
Valuation	(346,926)	(34,538)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2015	June 30, 2014
Deferred tax attributed:
Net operating loss carryover	$387,676	$40,750
Less: change in valuation allowance	(387,676)	(40,750)
Net deferred tax asset	$-	$-

At June 30, 2015 the Company had an unused net operating loss carry-forward approximating $1,140,222 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of these audited financial statements and the Company did not have any material recognizable subsequent events, except as follows:

Subsequent to June 30, 2015, the Company issued and cancelled the following common stock:
•	Issued 2,800,000 shares of common stock in exchange for services.
•	Issued 13,105,375 shares of common stock for conversion of convertible loans with principal and accrued interest balances of $59,042.
•	Cancelled 1,723,329 shares of common stock, previously issued to the Cicero Consulting Group, LLC in March 2015.

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

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to the existence of the material weaknesses as of June 30, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of the Company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jackie Williams	Director, President, Chief Executive and Chief Financial Officer	46	November 26, 2012
Keri Williams	Secretary	45	January 8, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Keri Williams - Secretary

Keri Williams is the Company’s Secretary, and was appointed on January 8, 2014.  Mrs. Williams is an experienced business owner and a successful product management executive. She began her career in an Executive Assistant in the Cellular Phone Industry.   In 2007, she was named Office Manager for Greenleaf Wholesale Florist in Fort Worth, Texas, where she handled all the daily accounts receivables, data entry and banking transactions.   In 2011, Mrs. Williams added Supply Management to her duties where she was responsible for both incoming & outgoing inventory management. Mrs. Williams has over 20 years of experience in executive management. Mr. Williams has no other employment history other than detailed herein in the past five years.

Employment Agreements

With the majority of the Company's back office operational costs outsourced and variable, AppYea, Inc. is able to maintain a small employee base focused on income producing activities. Currently, the Company has one employee, which is the Company’s President and sole director.

Family Relationships

Jackie Williams, our sole director and President, is married to Keri Williams, who was appointed on January 8, 2014 to serve as the Company’s Secretary.

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

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  All required beneficial ownership forms have been filed through the date of this annual report.

Code of Ethics

None.

Board Meetings

Our board of directors currently consists of only Mr. Jackie Williams. The board held no formal meetings during the year ended June 30, 2015. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the South Dakota General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee  were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary.  Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

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

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Williams's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

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

Item 11.                  Executive Compensation

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”). The tables set forth below reflect the compensation of the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jackie Williams (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Keri Williams, Secretary(2)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Williams was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of the Company on November 26, 2012.
(2)	Mrs. Williams was appointed as the Secretary of the Company on January 8, 2014.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2015 or the year ended June 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards during the year ended June 30, 2015 or the year ended June 30, 2014.

Option Exercises and Stock Vested

During our year ended June 30, 2015 or the year ended June 30, 2014 there were no options exercised by our named officers.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth, as of October 20, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage of Class(1)
Jackie Williams 777 Main Street Suite 600 Fort Worth, TX 76102	524,000,000	94.9%
Keri Williams 777 Main Street Suite 600 Fort Worth, TX 76102	0	0%
Directors and Executive Officers as a Group (2 persons)	524,000,000 common shares	94.9%

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 20, 2015. As of October 20, 2015, there were 52,029,203 shares of our company's common stock issued and outstanding.

(2)   The Share amounts listed in the table above include 24,000,000 shares of Common Stock and 500,000,000 shares of Common Stock that underlie the 5,000,000 shares of Preferred Stock owned by Jackie Williams.  The Preferred Stock is currently convertible at a rate of 100 common shares for each Preferred Share held.

Changes in Control

There were no changes in control for the year ended June 30, 2015 or the year ended June 30, 2014.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

As of the date of this form, Jackie Williams, owns 24,000,000 of the common shares, which is equal to 46.1% of the currently outstanding common shares. In addition, Jackie Williams owns 5 million preferred shares, which carry conversion rights of 100 common shares for each preferred share, and voting rights of 1,000 common shares for each preferred share.  The combined ownership of the common and preferred shares is 94.9% of the fully diluted beneficial ownership of the common stock.

Item 14.                  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended June 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2015	Period Ended June 30, 2014
Audit Fees (1)	$10,950	$13,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$10,950	$13,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

APPYEA, INC.
(Registrant)

Dated: October 28, 2015	/s/ Jackie Williams
Jackie Williams
President, Principal Financial Officer, Principal Accounting Officer and Director /s/ Keri Williams
Keri Williams
Secretary