Form 10-Q
period 2015-09-30
APPYEA, INC
filed 2015-11-16
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUAN T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,004,911 shares outstanding as of November 13, 2015.

APPYEA, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$50,603	$265
Accounts receivable	204	339
Prepaid expenses	958,883	1,498,483
Deferred financing cost, net	13,111	-
Total Current Assets	1,022,801	1,499,087

Fixed assets, net	60,957	76,572

TOTAL ASSETS	$1,083,758	$1,575,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	600	4,277
Derivative liabilities	441,162	158,775
Convertible loans and accrued interest, net of debt discounts	57,464	56,065
Convertible loans and accrued interest, net of debt discounts - related party	25,173	17,571
Total Current Liabilities	524,399	236,688

Total Liabilities	524,399	236,688

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 44,952,538 and 37,847,163 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	4,495	3,784
Additional paid-in capital	2,983,952	2,474,909
Accumulated deficit	(2,429,588)	(1,140,222)
Total Stockholders' Equity	559,359	1,338,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,083,758	$1,575,659

See accompanying notes to condensed unaudited financial statements.

APPYEA, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2015	2014

Revenues	$386	$1,329
Gross Profit	386	1,329

Operating Expenses
Sales and marketing	1,578	2,483
Legal and professional fees	877,654	9,343
General and administrative	4,714	4,902
Depreciation	15,615	10,615
Total Operating Expenses	899,561	27,343

Loss from operations	(899,175)	(26,014)

Other Income (Expense)
Change in fair value of derivative liabilities	(335,503)	-
Interest expense	(54,688)	(641)
Net Other Expense	(390,191)	(641)

Net Loss	$(1,289,366)	$(26,655)

Net Loss Per Share: Basic and Diluted	$(0.03)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	41,384,608	34,512,910

See accompanying notes to condensed unaudited financial statements.

APPYEA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,289,366)	$(26,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,615	10,615
Common stock issued for services	327,000	-
Amortization of stock issued for prepaid services	536,376	-
Amortization of deferred financing cost	1,649	-
Amortization of debt discounts	50,102	-
Change in fair value of derivative liabilities	335,503	-
Changes in operating assets and liabilities:
Accounts receivable	135	(22)
Prepaid expenses	3,224	-
Accounts payable	(3,677)	554
Accrued interest	2,937	641
Net Cash Used in Operating Activities	(20,502)	(14,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	17,250
Proceeds from convertible notes payable, net of original issue discounts	81,750	-
Payment of deferred financing costs	(10,910)	-
Repayment of convertible notes payable	-	(2,000)
Net cash provided by Financing Activities	70,840	15,250

Net cash increase for period	50,338	383
Cash at beginning of period	265	4,404
Cash at end of period	$50,603	$4,787

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for deferred financing costs	$3,850	$-
Issuance of common stock for conversion of debt and accrued interest	43,607	-
Resolution of derivative liabilities upon conversion of debt	134,866
Derivative liability recognized as debt discount	81,750	-

See accompanying notes to condensed unaudited financial statements.

APPYEA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
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

2. BASIS OF PRESENTATION

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed on October 28, 2015.

3. GOING CONCERN AND LIQUIDITY

At September 30, 2015, the Company had cash of $50,603 and current liabilities of $524,399 and has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. PREPAID EXPENSES

At September 30, 2015 and June 30, 2015, prepaid expenses totaled $958,883 and $1,498,483, respectively; and as of September 30, 2015 consisted of prepaid consulting fees of $958,107 and other prepaid expenses of $776.

Consulting fees consisted of the following:

Consulting fee

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. As at September 30, 2015, the Company had recognized a prepaid expense of $732,415 to be expensed over the period from July 1, 2015 to March 8, 2016. In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at September 30, 2015, the Company had recognized a prepaid expense of $225,692 to be expensed over the period from July 1, 2015 to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at September 30, 2015, the Company had recognized a prepaid expense balance of $0 from this vendor, as the prepaid amount was fully expensed from July 1, 2015 to August 18, 2015.

5. FIXED ASSETS

As at September 30, 2015 and June 30, 2015, the balance of fixed assets represented a vehicle and mobile application software as follows:

	September 30, 2015	June 30, 2015
Mobile applications	$179,870	$179,870
Automobile	8,305	8,305
Fixed assets, gross	188,175	188,175
Accumulated depreciation	(127,218)	(111,603)
Fixed assets, net	$60,957	$76,572

Depreciation expense for three months ended September 30, 2015 and 2014 was $15,615 and $10,615, respectively.

6. CONVERTIBLE LOANS

At September 30, 2015 and June 30, 2015, convertible loans consisted of the following:

	September 30, 2015	June 30, 2015
April 2013 Note	$6,500	$14,000
January 2014 Note	-	10,000
October 2014 Note	22,850	30,000
February 2015 Note	-	15,000
March 2015 Note	10,000	10,000
April 2015 Note	10,000	10,000
August 2015 Note	25,000	-
September 2015 Note - 1	27,000	-
September 2015 Note - 2	35,750	-
Total notes payable	137,100	89,000

Accrued interest	8,479	10,762

Less: Unamortized debt discounts	(88,115)	(43,697)

Total convertible loans	57,464	56,065

Less: current portion of convertible loans	(57,464)	(56,065)

Long-term convertible loans	$-	$-

During three months ended September 30, 2015 and 2014, the Company recognized interest expense of $2,105 and $641 and amortization of discounts of $43,332 and $0, respectively.

April 2013 Note

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

 The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $21,736 using the Black Scholes valuation model. $17,020 included accrued interest of $3,020 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,716 of the value assigned to the derivative liability was expensed on the first day the shares became publicly traded.

On September 21, 2015, the convertible note of $7,500 and accrued interest of $2,206 was converted into 1,493,257 common shares and the Company amortized $1,875 of the debt discount and reclassed the fair value of the derivative liability on the date of conversion of $27,145 to additional paid-in capital.

As of September 30, 2015, the outstanding principal balance of the note was $6,500, the note had accrued interest of $2,112 and an unamortized debt discount of $1,587. Debt discount of $5,505 was amortized for three months ended September 30, 2015.

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $13,722 using the Black Scholes valuation model. $10,745 included accrued interest of $745 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $2,977 of the value assigned to the derivative liability was expensed on the first day the shares became publicly traded.

 On August 6, 2015, the convertible note of $10,000 and accrued interest of $1,530 was converted into 768,720 common shares and the Company amortized the remaining debt discount of $3,403 and reclassed the fair value of the derivative liability on the date of conversion of $42,670 to additional paid-in capital.

As of September 30, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $4,477 was amortized for the three months ended September 30, 2015.

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $62,415 using the Black Scholes valuation model. $60,702 included accrued interest of $702 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $1,713 of the value assigned to the derivative liability was expensed on the first day the shares became publicly traded.

On June 16, 2015, $30,000 of the convertible note was converted into 652,174 common shares of the Company.

On September 22, 2015, $7,150 of the convertible note was converted into 1,000,000 common shares and the Company amortized $715 of the debt discount and reclassed the derivative liability on the date of conversion of $25,850 to additional paid-in capital.

As of September 30, 2015, the outstanding principal balance of the note was $22,850, the note had accrued interest of $3,424 and an unamortized debt discount of $0. Debt discount of $9,211 was amortized for three months ended September 30, 2015.

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

The Company valued the conversion feature at the issue date (February 9, 2015) at $21,817 using the Black Scholes valuation model. $15,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $6,817 of the value assigned to the derivative liability was expensed on the issue date of the convertible note payable.

On August 18, 2015, the convertible note of $15,000 and accrued interest of $651 was converted into 1,043,398 common shares and the Company $6,750 of the debt discount and reclassed the derivative liability on the date of conversion of $39,201 to additional paid-in capital.

 As of September 30, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $8,750 was amortized for the three months ended September 30, 2015.

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

 The Company valued the conversion feature at the issue date (March 13, 2015) at $14,552 using the Black Scholes valuation model. $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,552 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of September 30, 2015, the outstanding principal balance of the note was $10,000, the note had accrued interest of $661 and an unamortized debt discount of $4,167. Debt discount of $2,500 was amortized for three months ended September 30, 2015.

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

 The Company valued the conversion feature at the issue date (April 9, 2015) at $16,215 using the Black Scholes valuation model. $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $6,215 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of September 30, 2015, the outstanding principal balance of the note was $10,000, the note had accrued interest of $572 and an unamortized debt discount of $5,000. Debt discount of $2,500 was amortized for three months ended September 30, 2015.

August 2015 Note

On August 13, 2015, the Company issued a $25,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at the lower of i) the closing sale price of the common stock on the principal market on the trading day and ii) 50% of the lowest sale price for the 30 consecutive trading.

Effective August 13, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

 The Company paid cash fees to this lender of $3,500 recognized as an original issue discount to the note. The Company valued the conversion feature at the issue date (August 13, 2015) at $60,723 using the Black Scholes valuation model. $21,500 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $39,223 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of September 30, 2015, the outstanding principal balance of the note was $25,000, the note had accrued interest of $263 and an unamortized debt discount of $20,833. Debt discount of $4,167 was amortized for three months ended September 30, 2015.

September 2015 Note - 1

On September 9, 2015, the Company issued a $27,000 convertible promissory note payable and incurred $2,000 financing costs to a third party which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at 55% of the lowest trading price for the 20 prior trading days as reported on the OTC Markets, or any exchange upon which the common stock may be traded in the future.

Effective September 9, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

 The Company valued the conversion feature at the issue date (September 9, 2015) at $41,070 using the Black Scholes valuation model. $27,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $14,070 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of September 30, 2015, the outstanding principal balance of the note was $27,000, the note had accrued interest of $124 and an unamortized debt discount of $24,750. Debt discount of $2,250 and deferred financing cost assets of $167 were amortized for three months ended September 30, 2015.

September 2015 Note - 2

On September 9, 2015, the Company issued a $35,750 convertible promissory note payable and incurred $2,750 financing costs to a third party which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 10% per annum. The note payable is convertible at the option of the holder, at the lesser of i) 50% multiplied by the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior the date of this Note and ii) the 50% multiplied by the lowest trading price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date as reported on the OTC Markets, or applicable trading market.

Effective September 9, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

 The Company paid cash fees to this lender of $2,500 recognized as an original issue discount to the note. The Company valued the conversion feature at the issue date (September 9, 2015) at $53,140 using the Black Scholes valuation model. $33,250 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $19,890 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of September 30, 2015, the outstanding principal balance of the note was $35,750, the note had accrued interest of $167 and an unamortized debt discount of $31,778. Debt discount of $3,972 and deferred financing cost assets of $306 were amortized for three months ended September 30, 2015.

Deferred Financing Costs

In connection with the convertible notes issued in September 2015, the Company paid cash commissions of $4,750. In addition, the Company paid cash fees of $6,160 and issued an aggregate of 100,000 common shares valued at $3,850 as commissions for all of the convertible loans issued during the three months ended September 30, 2015.  These aggregate fees of $14,760 were recognized as deferred financing costs which are being amortized to interest expense over the life of the notes. Aggregate amortization recognized during the three months ended September 30, 2015 was $1,649 and the unamortized balance of deferred financing costs was $13,111 as of September 30, 2015.

7. CONVERTIBLE LOANS – RELATED PARTY

At September 30, 2015 and 2014, convertible loan – related party consisted of the following:

	September 30, 2015	June 30, 2015

October 2014 Note – Related party	$22,000	$22,000

Accrued interest	3,173	2,342

Less: Unamortized debt discounts	-	(6,771)

Total	25,173	17,571

Less: current portion of convertible loan	(25,173)	(17,571)

Long-term convertible notes payable	$-	$-

During three months ended September 30, 2015 and 2014, the Company recognized interest expense of $832 and $641 and amortization of discount of $6,771 and $0, respectively. The related party loan is owed to the father of the sole officer and Director of the Company.

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

 The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $26,782 using the Black Scholes valuation model. $22,570 included accrued interest of $570 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $4,212 of the value assigned to the derivative liability was expensed on the first day the shares became publicly traded.

As of September 30, 2015, the outstanding principal balance of the note was $22,000, the note had accrued interest of $3,173 and an unamortized debt discount of $0. Debt discount of $6,771 was amortized for three months ended September 30, 2015.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2015 and June 30, 2015:

	Three Months Ended	Year Ended
	September 30, 2015	June 30, 2015
Expected term	0.04 - 1.00 years	0.29 - 1.00 years
Expected average volatility	25%-242%	108%-218%
Expected dividend yield	-	-
Risk-free interest rate	0.00%-0.40%	0.01%-0.25%

At September 30, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at September 30, 2015
		Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
April 2013 Note	$23,621	$-	$-	$23,621
October 2014 Note	63,145	-	-	63,145
March 2015 Note	30,617	-	-	30,617
April 2015 Note	30,914	-	-	30,914
August 2015 Note	61,575	-	-	61,575
September 2015 Note - 1	80,828	-	-	80,828
September 2015 Note - 2	81,422	-	-	81,422
October 2014 Note - related party	69,040	-	-	69,040
	$441,162	$-	$-	$441,162

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2015:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2015	$158,775
Addition of new derivatives recognized as debt discounts	81,750
Addition of new derivatives recognized as loss on derivatives	73,183
Settled upon conversion of debt	(134,866)
Loss on change in fair value of the derivative	262,320
Balance - September 30, 2015	$441,162

The aggregate loss on derivatives during the three months ended September 30, 2015 was $335,503.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

 Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term.  For the three months ended September 30 2015 and 2014, the Company incurred $609 and $619, respectively.

Consulting Agreements

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. As at September 30, 2015, the Company had recognized a prepaid expense of $732,415 to be expensed through March 8, 2016. In October of 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at September 30, 2015, the Company had recognized a prepaid expense of $225,692 to be expensed through May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. The fair value of the shares of  $9,177 was expensed over the period from July 1, 2015 to August 18, 2015.

On July 1, 2015, the Company entered into a consulting agreement with the Castle Rock Resources, LLC, for the term of six months and automatically renew for an additional 6 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 2,400,000 shares of restricted common stock at the current market price, as of July 1, 2015, of $0.12 or $288,000. The cost associated with this issuance was expensed in full during the three months ended September 30, 2015

On July 13, 2015, the Company entered into a consulting agreement with Gilles Trahan, for the term of six months.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 300,000 shares of restricted common stock at the current market price, as of July 13, 2015, of $0.13 or $39,000. The cost associated with this issuance was expensed in full during the three months ended September 30, 2015

On July 15, 2015, the Company entered into a consulting agreement with the Almorli Advisors.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a cash fee of 8% of total capital provided to the Company and restricted shares of the Company equal to 5% of the total capital provided to the Company at the current market price, resulting in a deferred financing cost of $10,010. The fee is to be expensed over the period from August 2015 to September 2016. During the three month period ended September 30, 2015, we recognized interest expense of $1,177.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As at September 30, 2015 and June 30, 2015, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

In July 2015, the Company issued 2,400,000 shares of common stock valued at $288,000 to Alex Castle Rock Resources, LLC and 300,000 shares of common stock valued at $39,000 to Gilles Trahan in exchange for consulting services. The fair value of these shares was expensed during the three months ended September 30, 2015. In addition, the Company issued 100,000 shares of common stock valued at $3,850 to Almorli Advisors for loan commissions which were recognized as deferred financing costs.

During the three months ended September 30, 2015, an aggregate of 4,305,375 common shares were issued for the conversion of debt and accrued interest of $44,037.

As at September 30, 2015 and June 30, 2015, 44,952,538 and 37,847,163 shares of the Company's common stock were issued and outstanding, respectively.

11. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

As of September 30, 2015 and June 30, 2015, the Company had an outstanding convertible note payable of $22,000 to the father of the sole officer and Director of the Company (see Note 7).

12. SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued and cancelled the following common stock:

•	Issued 15,960,000 shares of common stock for conversion of convertible loans with principal and accrued interest balances of $26,393.
•	Cancelled 1,723,329 shares of common stock, previously issued to the Cicero Consulting Group, LLC in March 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of September 30, 2014, and the results of operations for the three months ended September 30, 2015.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended June 30, 2015 and June 30, 2014.

Overview

AppYea, Inc. (“AppYea,” “we,” “our,” “us,” or the “Company”) was incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications (or “apps”). The Company’s current business plans include the marketing of its mobile applications, as well the expansion of its mobile application portfolio through the acquisition of third party developed mobile applications and/or mobile applications development companies. The Company has derived revenue by way of the sale of its developed and acquired mobile applications as well as through advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full, “ad-free,” version of the application, at which time the advertisements are removed. We currently have 13 fully developed gaming applications, as well as a group of 14 applications that provide wait times at various amusement parks, and 23 additional source code applications that operate in the following categories: Business, Education, Entertainment, Finance, Lifestyle, Medical, Music, Navigation, News, Travel, Utilities and Wellness.  Additionally, we own a social mobile application that allows users to share news, videos and other information to various social media outlets.

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

Results of Operations

We generated revenue of $386 and $1,329 for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, we had a smaller mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $899,561 and $27,343, for the three months ended September 30, 2015 and 2014, respectively. Operating expense increases during the three months ended September 30, 2015 were primarily the result of a substantial increase in fees related to professional services.

As a result of the foregoing, we incurred losses of $1,289,366 and $26,655 during the three months ended September 30, 2015 and 2014, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of September 30, 2015, we had cash or cash equivalents of $50,603.

Net cash used in operating activities was $20,502 for the three months ended September 30, 2015 and $14,867 for the three months ended September 30, 2014. The increase in the cash used in operating activities in the three months ended September 30, 2015 as opposed to the three months ended September 30, 2014 was due to the increase in our operating losses we incurred between the two periods. At September 30, 2015 our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the three months ended September 30, 2015 and September 30, 2014.  The Company is currently seeking mobile application acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the three months ended September 30, 2015 was $70,840, compared to net cash used in financing activities of $15,250 for the three months ended September 30, 2014.During the three months ended September 30, 2015 we received $81,750 in proceeds from the sale of convertible notes to third parties.

As of September 30, 2015, our total assets were $1,083,758 and our total liabilities were $524,399. Included in our assets of as of September 30, 2015 was $50,603 of cash, $204 of accounts receivable, prepaid expenses of $958,883 and deferred financing costs of $13,111.  As of June 30, 2015 our total assets were $1,575,659 and our total liabilities were $236,688.

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

Item 2.  Unregistered Sales of Equity Securities.

On August 13, 2015, the Company issued a $25,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at the lower of i) the closing sale price of the common stock on the principal market on the trading day and ii) 50% of the lowest sale price for the 30 consecutive trading.

On September 9, 2015, the Company issued a $27,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 8% per annum. The note payable is convertible at the option of the holder, at 55% of the lowest trading price for the 20 prior trading days as reported on the OTC Markets, or any exchange upon which the common stock may be traded in the future.

On September 9, 2015, the Company issued a $35,750 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 10% per annum. The note payable is convertible at the option of the holder, at the lesser of i) 50% multiplied by the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior the date of this Note and ii) the 50% multiplied by the lowest trading price for the common stock during the 25 trading day period ending on the latest complete trading day prior to the conversion date as reported on the OTC Markets, or applicable trading market.

In July 2015, the Company issued 2,400,000 shares of common stock valued at $288,000 to Castle Rock Resources, LLC and 300,000 shares of common stock valued at $39,000 to Gilles Trahan in exchange for consulting services. The fair value of these shares was expensed during the three months ended September 30, 2015. In addition, the Company issued 100,000 shares of common stock valued at $3,850 to Almorli Advisors for loan commissions which were recognized as deferred financing costs.

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

APPYEA, INC.

Date: November 16, 2015	By: /s/ Jackie Williams
Jackie Williams, President, Principal Financial Officer, Principal Accounting Officer, and Director