Form 10-Q
period 2015-12-31
APPYEA, INC
filed 2016-03-02
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,370,017 shares outstanding as of March 1, 2016.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$13,883	$265
Accounts receivable	-	339
Prepaid expenses	146,904	1,498,483
Deferred financing cost, net	10,417	-
Total Current Assets	171,204	1,499,087

Fixed assets, net	116,842	76,572

TOTAL ASSETS	$288,046	$1,575,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	1,033	4,277
Due to related party	2,688	-
Derivative liabilities	321,108	158,775
Convertible loans and accrued interest, net of debt discounts	68,037	56,065
Convertible loans and accrued interest, net of debt discounts - related party	-	17,571
Total Current Liabilities	392,866	236,688

Total Liabilities	392,866	236,688

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 94,815,962 and 37,847,163 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	9,481	3,784
Additional paid-in capital	3,253,309	2,474,909
Accumulated deficit	(3,368,110)	(1,140,222)
Total Stockholders' Equity (Deficit)	(104,820)	1,338,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$288,046	$1,575,659

See accompanying notes to unaudited financial statements.

APPYEA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenues	$1,472	$750	$1,858	$2,079
Gross Profit	1,472	750	1,858	2,079

Operating Expenses
Sales and marketing	4,808	14,804	6,386	17,287
Legal and professional fees	848,739	11,810	1,726,393	21,153
General and administrative	2,949	14,804	7,663	19,706
Depreciation	22,115	13,947	37,730	24,562
Total Operating Expenses	878,611	55,365	1,778,172	82,708

Loss from operations	(877,139)	(54,615)	(1,776,314)	(80,629)

Other Income (Expense)
Change in fair value of derivative liabilities	3,013	1,950	(332,490)	1,950
Interest expense	(64,396)	(25,688)	(119,084)	(26,329)
Net Other Income (Expense)	(61,383)	(23,738)	(451,574)	(24,379)

Net Loss	$(938,522)	$(78,353)	$(2,227,888)	$(105,008)

Net Loss Per Share: Basic and Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	69,742,109	34,535,660	55,427,024	34,512,910

See accompanying notes to unaudited financial statements.

APPYEA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,227,888)	$(105,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37,730	24,562
Common stock issued for services	327,000	-
Amortization of stock issued for prepaid services	1,358,041	-
Amortization of deferred financing cost	6,344	-
Amortization of debt discounts	104,080	10,283
Change in fair value of derivative liabilities	332,490	11,240
Changes in operating assets and liabilities:
Accounts receivable	339	(22)
Prepaid expenses	(6,462)	-
Accounts payable	(3,244)	15,896
Due to related party	2,688	-
Accrued interest	8,660	2,858
Net Cash Used in Operating Activities	(60,222)	(40,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mobile application software	(20,000)	-
Net cash used in Investing Activities	(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	17,250
Proceeds from convertible notes payable, net of original issue discounts	106,750	22,000
Payment of deferred financing costs	(12,910)	-
Repayment of convertible notes payable	-	(2,000)
Net cash provided by Financing Activities	93,840	37,250

Net cash increase for period	13,618	(2,941)
Cash at beginning of period	265	4,404
Cash at end of period	$13,883	$1,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software for convertible loan	$58,000	$60,000
Issuance of common stock for deferred financing costs	$3,850	$-
Issuance of common stock for conversion of debt and accrued interest	$118,339	$-
Resolution of derivative liabilities upon conversion of debt	$334,907	$-
Derivative liability recognized as debt discount	$164,750	$-
Cancelation of issuance of common stock for services	$172	$-

See accompanying notes to unaudited financial statements.

APPYEA, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012, to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company's common stock is traded on the OTC Markets (www.otcmarkets.com) under the symbol "APYP".  The first day of trading on the OTC Markets was December 15, 2014.

2. BASIS OF PRESENTATION

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2015, and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed on October 28, 2015. Certain prior period amounts have been reclassified to conform to current period presentation.

3. GOING CONCERN AND LIQUIDITY

At December 31, 2015, the Company had cash of $13,883 and current liabilities of $392,866 and a working capital deficit of $221,662. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. PREPAID EXPENSES

At December 31, 2015, and June 30, 2015, prepaid expenses totaled $146,904 and $1,498,483, respectively; and as of December 31, 2015, consisted of prepaid consulting fees of $136,442 and other prepaid expenses of $10,462.

Consulting fees consisted of the following:

Consulting fee

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares. As a result, we fully recognized the remaining prepaid expense of $732,415 as consulting fees and reversed common stock of $172.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at December 31, 2015, the Company had recognized a prepaid expense of $136,442 to be expensed over the period from January 1, 2016, to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at December 31, 2015, the Company had recognized a prepaid expense balance of $0 from this vendor, as the prepaid amount was fully expensed from July 1, 2015 to August 18, 2015.

5. FIXED ASSETS

As at December 31, 2015, and June 30, 2015, the balance of fixed assets represented a vehicle and mobile application software as follows:

	December 31, 2015	June 30, 2015
Mobile applications	$257,870	$179,870
Automobile	8,305	8,305
Fixed assets, gross	266,175	188,175
Accumulated depreciation	(149,333)	(111,603)
Fixed assets, net	$116,842	$76,572

Depreciation expense for six months ended December 31, 2015, and 2014, was $37,730 and $24,562, respectively.

6. CONVERTIBLE LOANS

At December 31, 2015, and June 30, 2015, convertible loans consisted of the following:

	December 31, 2015	June 30, 2015

April 2013 Note	$-	$14,000
January 2014 Note	-	10,000
October 2014 Note	-	30,000
February 2015 Note	-	15,000
March 2015 Note	4,500	10,000
April 2015 Note	4,000	10,000
August 2015 Note	25,000	-
September 2015 Note - 1	27,000	-
September 2015 Note - 2	35,750	-
October 2015 Note	58,000	-
November 2015 Note	25,000	-
Total notes payable	179,250	89,000

Accrued interest	5,925	10,762

Less: Unamortized debt discounts	(117,138)	(43,697)

Total convertible loans	68,037	56,065

Less: current portion of convertible loans	(68,037)	(56,065)

Long-term convertible loans	$-	$-

During six months ended December 31, 2015, and 2014, the Company recognized interest expense of $7,349 and $2,152 and amortization of discounts of $97,309 and $10,283, respectively.

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

On September 21, 2015, the convertible note of $7,500 and accrued interest of $2,206 were converted into 1,493,257 common shares and the Company amortized $1,875 of the debt discount and reclassed the fair value of the derivative liability on the date of conversion of $27,145 to additional paid-in capital.

On November 5, 2015, the convertible note of $6,500 and accrued interest of $3,497 were converted into 5,295,702 common shares and the Company amortized $1,587 of debt discount and reclassed the fair value of the derivative liability on the date of conversion of $32,568 to additional paid-in capital.

As of December 31, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $7,092 was amortized for six months ended December 31, 2015.

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

As of December 31, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $4,477 was amortized for the six months ended December 31, 2015.

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

During October, 2015, $22,850 of the convertible note and accrued interest of $3,543 were converted into 15,480,000 common shares and the Company reclassed the fair value of the derivative liability on the date of conversion of $33,649 to additional paid-in capital.

As of December 31, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $9,211 was amortized for six months ended December 31, 2015.

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

 As of December 31, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $8,750 was amortized for the six months ended December 31, 2015.

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

On December 21, 2015, $5,500 of the convertible note and accrued interest of $750 were converted into 6,250,000 common shares and the Company amortized $917 of debt discount and reclassed the fair value of the derivative liability on the date of conversion of $15,688 to additional paid-in capital.

As of December 31, 2015, the outstanding principal balance of the note was $4,500 the note had accrued interest of $697 and an unamortized debt discount of $750. Debt discount of $5,917 was amortized for six months ended December 31, 2015.

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

On November 3, 2015, $6,000 of the convertible note was converted into 4,000,000 common shares and the Company amortized $2,500 of debt discount and reclassed the fair value of the derivative liability on the date of conversion of $18,481 to additional paid-in capital.

As of December 31, 2015, the outstanding principal balance of the note was $4,000, the note had accrued interest of $760 and an unamortized debt discount of $1,000. Debt discount of $6,500 was amortized for six months ended December 31, 2015.

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

As of December 31, 2015, the outstanding principal balance of the note was $25,000, the note had accrued interest of $767 and an unamortized debt discount of $14,583. Debt discount of $10,417 was amortized for six months ended December 31, 2015.

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

As of December 31, 2015, the outstanding principal balance of the note was $27,000, the note had accrued interest of $669 and an unamortized debt discount of $18,000. Debt discount of $9,000 and deferred financing cost assets of $667 were amortized for six months ended December 31, 2015.

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

As of December 31, 2015, the outstanding principal balance of the note was $35,750, the note had accrued interest of $898 and an unamortized debt discount of $19,861. Debt discount of $15,889 and deferred financing cost assets of $1,222 were amortized for six months ended December 31, 2015.

October 2015 Note

On October 14, 2015, the Company issued a $58,000 convertible promissory note payable and paid $20,000 cash to purchase mobile applications. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 15% per annum. The note payable is convertible at a 45% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date.

Effective October 14, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (October 14, 2015) at $463,519 using the Black Scholes valuation model. $58,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $405,519 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of December 31, 2015, the outstanding principal balance of the note was $58,000, the note had accrued interest of $1,885 and an unamortized debt discount of $43,500. Debt discount of $14,500 was amortized for six months ended December 31, 2015.

November 2015 Note

On November 25, 2015, the Company issued a $25,000 convertible promissory note payable and incurred $2,000 financing costs to a third party which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 10% per annum. The note payable is convertible at 50% of the lowest daily trading price, determined on the then current trading market for the Company's common stock, for 15 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time.

Effective November 25, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

 The Company valued the conversion feature at the issue date (November 25, 2015) at $42,984 using the Black Scholes valuation model. $25,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.  The balance of $17,984 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of December 31, 2015, the outstanding principal balance of the note was $25,000, the note had accrued interest of $250 and an unamortized debt discount of $19,444. Debt discount of $5,556 and deferred financing cost assets of $444 were amortized for six months ended December 31, 2015.

Deferred Financing Costs

In connection with the convertible notes issued in September 2015, the Company paid cash commissions of $4,750. In addition, the Company paid cash fees of $6,160 and issued an aggregate of 100,000 common shares valued at $3,850 as commissions for all of the convertible loans issued during the six months ended December 31, 2015.

In connection with the convertible notes issued in November 2015, the Company paid cash commission of $2,000.

These aggregate fees of $16,760 were recognized as deferred financing costs which are being amortized to interest expense over the life of the notes. Aggregate amortization recognized during the six months ended December 31, 2015, was $6,343, and the unamortized balance of deferred financing costs was $10,417 as of December 31, 2015.

7. CONVERTIBLE LOANS – RELATED PARTY

At December 31, 2015, and 2014, convertible loan – related party consisted of the following:

	December 31, 2015	June 30, 2015

October 2014 Note – Related party	$-	$22,000

Accrued interest	-	2,342

Less: Debt discount	-	(6,771)

Total	-	17,571

Less: current portion of convertible loan	-	(17,571)

Long-term convertible notes payable	$-	$-

During six months ended December 31, 2015, and 2014, the Company recognized interest expense of $1,319 and $705 and amortization of discount of $6,771 and $0, respectively. The related party loan is owed to the father of the sole officer and Director of the Company.

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

During the period ended December 31, 2015, convertible note of $22,000 and accrued interest of $3,661 were purchased by third parties and converted into 20,561,051 common shares and the Company reclassed the fair value of the derivative liability on the date of conversion of $99,655 to additional paid-in capital.

As of December 31, 2015, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $6,771 was amortized for six months ended December 31, 2015.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2015, and June 30, 2015:

	Six Months Ended	Year Ended June 30, 2015
December 31, 2015
Expected term	0.00 - 1.00 years	0.29 - 1.00 years
Expected average volatility	25%-242%	108%-218%
Expected dividend yield	-	-
Risk-free interest rate	0.00%-0.57%	0.01%-0.25%

 At December 31, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant Unobservable Inputs
	December 31,	Active Markets	Observable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

March 2015 Note	$7,651	$-	$-	$7,651
April 2015 Note	7,158	-	-	7,158
August 2015 Note	46,868	-	-	46,868
September 2015 Note – 1	47,288	-	-	47,288
September 2015 Note – 2	59,186	-	-	59,186
October 2015 Note	106,171	-	-	106,171
November 2015 Note	46,786	-	-	46,786
	$321,108	$-	$-	$321,108

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2015:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2015	$158,775
Addition of new derivative	164,750
Addition of new derivatives recognized as loss on derivatives	496,687
Settled on issuance of common stock	(334,907)
Loss on change in fair value of the derivative	(164,197)
Balance - December 31, 2015	$321,108

The aggregate loss on derivatives during the six months ended December 31, 2015 was $332,490.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

 Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term.  For the six months ended December 31 2015 and 2014, the Company incurred $1,223 and $1,237, respectively.

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

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at December 31, 2015, the Company had recognized a prepaid expense of $136,442 to be expensed through May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. The fair value of the shares of $9,177 was expensed over the period from July 1, 2015, to August 18, 2015.

On July 1, 2015, the Company entered into a consulting agreement with the Castle Rock Resources, LLC, for the term of six months and automatically renew for an additional 6 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 2,400,000 shares of restricted common stock at the current market price, as of July 1, 2015, of $0.12 or $288,000. The cost associated with this issuance was expensed in full during the six months ended December 31, 2015

On July 13, 2015, the Company entered into a consulting agreement with Gilles Trahan, for the term of six months.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 300,000 shares of restricted common stock at the current market price, as of July 13, 2015, of $0.13 or $39,000. The cost associated with this issuance was expensed in full during the six months ended December 31, 2015.

On July 15, 2015, the Company entered into a consulting agreement with the Almorli Advisors.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a cash fee of 8% of total capital provided to the Company and restricted shares of the Company equal to 5% of the total capital provided to the Company at the current market price, resulting in a deferred financing cost of $10,010. The fee is to be expensed over the period from August 2015 to September 2016. During the six month period ended December 31, 2015, we recognized interest expense of $4,010.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As at December 31, 2015, and June 30, 2015, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

In July 2015, the Company issued 2,400,000 shares of common stock valued at $288,000 to Alex Castle Rock Resources, LLC and 300,000 shares of common stock valued at $39,000 to Gilles Trahan in exchange for consulting services. The fair value of these shares was expensed during the three months ended December 31, 2015. In addition, the Company issued 100,000 shares of common stock valued at $3,850 to Almorli Advisors for loan commissions which were recognized as deferred financing costs.

During the six months ended December 31, 2015, an aggregate of 55,892,128 common shares were issued for the conversion of debt and accrued interest of $118,339.

In October, 2015, 1,723,329 shares of common stock were cancelled, previously issued to the Cicero Consulting Group, LLC in March 2015.

As at December 31, 2015, and June 30, 2015, 94,815,962 and 37,847,163 shares of the Company's common stock were issued and outstanding, respectively.

11. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

During the six months ended December 31, 2015, the former president paid accounts payable of $2,688 on behalf of the Company. As of December 31, 2015 and June 30, 2015, the balance due to a related party was $2,688 and $0, respectively.

As of December 31, 2015, and June 30, 2015, the Company had an outstanding convertible note payable of $0 and $22,000 to the father of the sole officer and Director of the Company (see Note 7).

12. SUBSEQUENT EVENTS

On February 4, 2016, the Company’s sole director, Chief Executive Officer and Chief Financial Officer, Jackie Williams, passed away.  Effective February 16, 2016, pursuant to the Company’s Bylaws, shareholders holding a majority of the common share votes, voted by written consent to appoint Keri Williams and Devin Beavers to serve as directors of the Company.  In addition, on February 16, 2016, the newly appointed board of directors appointed Devin Beavers to serve as interim Chief Executive Officer and interim Chief Financial Officer.  There are currently no agreements in place for compensation to be paid to either Keri Williams or Devin Beavers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of December 31, 2015, and the results of operations for the three and six months ended December 31, 2015.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended June 30, 2015 and June 30, 2014.

Overview

AppYea, Inc. (“AppYea,” “we,” “our,” “us,” or the “Company”) was incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications (or “apps”). The Company’s current business plans include the marketing of its mobile applications, as well the expansion of its mobile application portfolio through the acquisition of third party developed mobile applications and/or mobile applications development companies. The Company has derived revenue by way of the sale of its developed and acquired mobile applications as well as through advertisement integration. The Company currently uses advertising integration in the free versions of our mobile applications that are downloaded by consumers. The Company plans to continue using advertisement integration in the free versions of its mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full, “ad-free,” version of the application, at which time the advertisements are removed. We currently have 13 fully developed gaming applications, as well as a group of 14 applications that provide wait times at various amusement parks, and 23 additional source code applications that operate in the following categories: Business, Education, Entertainment, Finance, Lifestyle, Medical, Music, Navigation, News, Travel, Utilities and Wellness.  We also have acquired an automobile application and a social media application.

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

Results of Operations

For the Three Months Ended December 31, 2015 and December 31, 2014

We generated revenue of $1,472 and $750 for the three months ended December 31, 2015 and 2014, respectively. For the three months ended December 31, 2015, we had a larger mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $878,611 and $55,365, for the three months ended December 31, 2015 and 2014, respectively. Operating expense increases during the three months ended December 31, 2015 were primarily the result of increased professional fees as well as the costs associated with managing and maintain our public financial reporting requirements.

Other expenses totaled $61,383 for the three months ended December 31, 2015 compared to $23,738 for the three months ended December, 2014.

As a result of the foregoing, we incurred losses of $938,522 and $78,353 during the three months ended December 31, 2015 and 2014, respectively.

For the Six Months Ended December 31, 2015 and December 31, 2014

We generated revenue of $1,858 and $2,079 for the six months ended December 31, 2015 and 2014, respectively. For the six months ended December 31, 2015, we had a smaller mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, and depreciation expense, were $1,778,172 and $82,708, for the six months ended December 31, 2015 and 2014, respectively. Operating expense increases during the six months ended December 31, 2015 were primarily the result of increased professional fees as well as the costs associated with managing and maintain our public financial reporting requirements.

Other expenses totaled $451,574 for the six months ended December 31, 2015 compared to $24,379 for the six months ended December, 2014.

As a result of the foregoing, we incurred losses of $2,227,888 and $105,008 during the six months ended December 31, 2015 and 2014, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of December 31, 2015, we had cash or cash equivalents of $13,883.

Net cash used in operating activities was $60,222 for the six months ended December 31, 2015 and net cash used in operating activities was $40,191 for the six months ended December 31, 2014. During the six month ended December 31, 2015 we incurred a net loss of $2,227,888, which was primarily the cause of the increase in our net cash used in operating activities. At December 31, 2015 our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $20,000 for the six months ended December 31, 2015 and $0 for the six months ended December 31, 2014.  During the six months ending December 31, 2015 we spent $20,000 on acquiring mobile applications while we made no such expenditures during the six months ended December 31, 2014. The Company is currently seeking acquisition targets and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the six months ended December 31, 2015 was $93,840, compared to net cash provided by financing activities of $37,250 for the six months ended December 31, 2014.  During the six months ended December 31, 2015, we received $106,750 by way of loan under a convertible note payable.

As of December 31, 2015, our total assets were $288,046 and our total liabilities were $392,866. Included in our assets of as of December 31, 2015 was $13,883 of cash, $146,904 in prepaid expenses, $10,417 of deferred financing costs and net fixed assets of $116,842.  As of June 30, 2015 our total assets were $1,575,659 and our total liabilities were $236,688.

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

Item 4.  Controls and Procedures

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

On October 14, 2015, the Company issued a $58,000 convertible promissory note payable and paid $20,000 cash to purchase mobile applications. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 15% per annum. The note payable is convertible at a 45% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date.

On November 25, 2015, the Company issued a $25,000 convertible promissory note payable and incurred $2,000 financing costs to a third party which were recognized as deferred financing costs. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 10% per annum. The note payable is convertible at 50% of the lowest daily trading price, determined on the then current trading market for the Company's common stock, for 15 trading days prior to conversion at the option of the Holder, in whole at any time and from time to time.

Item 3.                          Default Upon Senior Securities.

None.

Item 4.                          Mine Safety Disclosures.

Not applicable to our Company.

Item 5.                          Other Information.

None.

Item 6.                          Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Devin Beavers.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Devin Beavers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPYEA, INC.

Date: March 2, 2016	By: /s/ Devin Beavers
Devin Beavers
Interim Chief Financial Officer, Interim Principal Accounting Officer, Interim Chief Executive Officer and Director