Form 10-Q/A
period 2015-12-31
APPYEA, INC
filed 2016-03-03
CIK 1568969

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

Explanatory Note

AppYea, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended December 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on March 2, 2016 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):
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

101.CAL**   XBRL Taxonomy Calculation Linkbase

101.DEF**    XBRL Taxonomy Definition Linkbase

101.LAB**    XBRL Taxonomy Label Linkbase

101.PRE**     XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on March 2, 2016.

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

APPYEA, INC.

Date: March 3, 2016	By: /s/ Devin Beavers
Devin Beavers, Interim Chief Executive Officer, Interim Principal Financial Officer, Interim Principal Accounting Officer, and Director