Form 10-Q
period 2016-03-31
APPYEA, INC
filed 2016-05-19
CIK 1568969

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 319,087,526 shares outstanding as of May 18, 2016.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

APPYEA, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$4,503	$265
Accounts receivable	-	339
Prepaid expenses	54,122	1,498,483
Deferred financing cost, net	5,500	-
Total Current Assets	64,125	1,499,087

Fixed assets, net	94,145	76,572

TOTAL ASSETS	$158,270	$1,575,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	1,175	4,277
Derivative liabilities	183,739	158,775
Convertible loans and accrued interest, net of debt discounts	83,578	56,065
Convertible loans and accrued interest, net of debt discounts - related party	-	17,571
Total Current Liabilities	268,492	236,688

Total Liabilities	268,492	236,688

Commitments and Contingencies (Note 9)

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 182,935,431 and 37,847,163 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	18,293	3,784
Additional paid-in capital	3,446,181	2,474,909
Accumulated deficit	(3,575,196)	(1,140,222)
Total Stockholders' Equity (Deficit)	(110,222)	1,338,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$158,270	$1,575,659

See accompanying notes to unaudited financial statements.

APPYEA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenues	$3,554	$871	$5,412	$2,950
Gross Profit	3,554	871	5,412	2,950

Operating Expenses
Sales and marketing	820	149	7,206	17,436
Legal and professional fees	96,653	164,632	1,823,046	185,785
General and administrative	14,955	1,649	22,618	21,354
Loss on sales of fixed assets	3,914	-	3,914	-
Depreciation	18,084	15,615	55,814	40,177
Total Operating Expenses	134,426	182,045	1,912,598	264,752

Loss from operations	(130,872)	(181,174)	(1,907,186)	(261,802)

Other Income (Expense)
Change in fair value of derivative liabilities	(1,985)	(6,390)	(334,475)	(17,630)
Interest expense	(74,229)	(15,001)	(193,313)	(28,140)
Net Other Income (Expense)	(76,214)	(21,391)	(527,788)	(45,770)

Net Loss	$(207,086)	$(202,565)	$(2,434,974)	$(307,572)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Number of Shares Outstanding: Basic and Diluted	116,445,060	34,541,979	75,757,332	36,266,989

See accompanying notes to unaudited financial statements.

APPYEA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,434,974)	$(307,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55,814	40,177
Common stock issued for services	337,500	146,483
Amortization of stock issued for prepaid services	1,447,291	-
Amortization of deferred financing cost	13,202	-
Amortization of debt discounts	166,079	22,516
Loss on sales of fixed assets	3,914	-
Change in fair value of derivative liabilities	334,475	17,630
Changes in operating assets and liabilities:
Accounts receivable	339	11
Prepaid expenses	(2,930)	-
Accounts payable	(3,102)	10,672
Accrued interest	14,032	5,624
Net Cash Used in Operating Activities	(68,360)	(64,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sales of fixed assets	700	-
Purchase of mobile application software	(20,000)	-
Net cash used in Investing Activities	(19,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	23,250
Proceeds from convertible notes payable, net of original issue discounts	106,750	47,000
Payment of deferred financing costs	(14,852)	-
Repayment of convertible notes payable	-	(2,000)
Net cash provided by Financing Activities	91,898	68,250

Net cash increase for period	4,238	3,790
Cash at beginning of period	265	4,404
Cash at end of period	$4,503	$8,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software for convertible loan	$58,000	$60,000
Issuance of common stock for deferred financing costs	$3,850	$-
Issuance of common stock for conversion of debt and accrued interest	$170,170	$-
Resolution of derivative liabilities upon conversion of debt	$474,261	$-
Derivative liability recognized as debt discount	$164,750	$-
Cancelation of issuance of common stock for services	$172	$-

See accompanying notes to unaudited financial statements.

APPYEA, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
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

2. BASIS OF PRESENTATION

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2016, and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2015, included in its Annual Report on Form 10-K filed on October 28, 2015. Certain prior period amounts have been reclassified to conform to current period presentation.

3. GOING CONCERN AND LIQUIDITY

At March 31, 2016, the Company had cash of $4,503 and current liabilities of $268,492 and a working capital deficit of $204,367. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. PREPAID EXPENSES

At March 31, 2016, and June 30, 2015, prepaid expenses totaled $54,122 and $1,498,483, respectively; and as of March 31, 2016, consisted of prepaid consulting fees of $47,192 and other prepaid expenses of $6,930.

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

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at March 31, 2016, the Company had recognized a prepaid expense of $47,192 to be expensed over the period from January 1, 2015, to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at March 31, 2016, the Company had recognized a prepaid expense balance of $0 from this vendor, as the prepaid amount was fully expensed from July 1, 2015 to August 18, 2015.

5. FIXED ASSETS

As at March 31, 2016, and June 30, 2015, the balance of fixed assets represented a vehicle and mobile application software as follows:

	March 31, 2016	June 30, 2015
Mobile applications	$257,870	$179,870
Automobile	-	8,305
Fixed assets, gross	257,870	188,175
Accumulated depreciation	(163,725)	(111,603)
Fixed assets, net	$94,145	$76,572

During the nine months ended March 31, 2016, the Company sold automobile resulting in a loss of $3,914.

Depreciation expense for nine months ended March 31, 2016, and 2015, was $55,814 and $40,177, respectively.

6. CONVERTIBLE LOANS

At March 31, 2016, and June 30, 2015, convertible loans consisted of the following:

	March 31, 2016	June 30, 2015

April 2013 Notes - 2	$-	$14,000
January 2014 Note	-	10,000
October 2014 Note	-	30,000
February 2015 Note	-	15,000
March 2015 Note	-	10,000
April 2015 Note	-	10,000
August 2015 Note	16,733	-
September 2015 Note - 1	16,100	-
September 2015 Note - 2	15,493	-
October 2015 Note	58,000	-
November 2015 Note	25,000	-
Total notes payable	131,326	89,000

Accrued interest	7,391	10,762

Less: Debt discount	(55,139)	(43,697)

Total convertible loans	83,578	56,065

During nine months ended March 31, 2016, and 2015, the Company recognized interest expense of $12,713 and $4,105 and amortization of discounts of $159,308 and $16,052, respectively.

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

As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $7,092 was amortized for nine months ended March 31, 2016.

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

As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $4,477 was amortized for the nine months ended March 31, 2016.

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

As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $9,211 was amortized for nine months ended March 31, 2016.

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

On August 18, 2015, the convertible note of $15,000 and accrued interest of $651 was converted into 1,043,398 common shares and the Company amortized $6,750 of the debt discount and reclassed the derivative liability on the date of conversion of $39,201 to additional paid-in capital.

 As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $8,750 was amortized for the nine months ended March 31, 2016.

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

On January 25, 2016, $4,500 of the convertible note and accrued interest of $120 were converted into 7,700,000 common shares and the Company amortized $750 of debt discount and reclassed the fair value of the derivative liability on the date of conversion of $9,258 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note was $0 the note had accrued interest of $454 and an unamortized debt discount of $0. Debt discount of $6,667 was amortized for nine months ended March 31, 2016.

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

On January 4, 2016, $4,000 of the convertible note and accrued interest of $1,269 were converted into 5,854,055 common shares and the Company amortized $1,000 of debt discount and reclassed the fair value of the derivative liability on the date of conversion of $11,277 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $7,500 was amortized for nine months ended March 31, 2016.

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

During March 2016, $8,267 of the convertible note was converted into 19,683,452 common shares and the Company amortized $3,141 of the debt discount and reclassed the derivative liability on the date of conversion of $41,535 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note was $16,733, the note had accrued interest of $1,246 and an unamortized debt discount of $5,192. Debt discount of $19,808 was amortized for nine months ended March 31, 2016.

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

During March 2016, $10,900 of the convertible note and accrued interest of $452 were converted into 15,422,749 common shares and the Company amortized $4,542 of the debt discount and reclassed the derivative liability on the date of conversion of $25,696 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note was $16,100, the note had accrued interest of $725 and an unamortized debt discount of $6,708. Debt discount of $20,292 and deferred financing cost assets of $1,167 were amortized for nine months ended March 31, 2016.

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

During March 2016, the convertible note of $20,258 and accrued interest of $1,943 was converted into 34,459,213 common shares and the Company amortized $4,816 of the debt discount and reclassed the derivative liability on the date of conversion of $51,587 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note was $15,493, the note had accrued interest of $0 and an unamortized debt discount of $3,128. Debt discount of $32,622 and deferred financing cost assets of $2,139 were amortized for nine months ended March 31, 2016.

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

As of March 31, 2016, the outstanding principal balance of the note was $58,000, the note had accrued interest of $4,084 and an unamortized debt discount of $29,000. Debt discount of $29,000 was amortized for nine months ended March 31, 2016.

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

As of March 31, 2016, the outstanding principal balance of the note was $25,000, the note had accrued interest of $882 and an unamortized debt discount of $11,111. Debt discount of $13,889 and deferred financing cost assets of $1,111 were amortized for nine months ended March 31, 2016.

Deferred Financing Costs

In connection with the convertible notes issued in September 2015, the Company paid cash commissions of $4,750. In addition, the Company paid cash fees of $6,160 and issued an aggregate of 100,000 common shares valued at $3,850 as commissions for all of the convertible loans issued during the nine months ended March 31, 2016.

In connection with the convertible notes issued in November 2015, the Company paid cash commission of $2,000.

In connection with the convertible notes issued in October 2014 Note – Related party, the Company paid cash commission of $1,942.

These aggregate fees of $18,702 were recognized as deferred financing costs which are being amortized to interest expense over the life of the notes. Aggregate amortization recognized during the nine months ended March 31, 2016, was $13,202, and the unamortized balance of deferred financing costs was $5,500 as of March 31, 2016.

7. CONVERTIBLE LOANS – RELATED PARTY

At March 31, 2016, and 2015, convertible loan – related party consisted of the following:

	March 31, 2016	June 30, 2015

October 2014 Note – Related party	$-	$22,000

Accrued interest	-	2,342

Less: Debt discount	-	(6,771)

Total	-	17,571

Less: current portion of convertible loan	-	(17,571)

Long-term convertible notes payable	$-	$-

During nine months ended March 31, 2016, and 2015, the Company recognized interest expense of $1,319 and $1,519 and amortization of discount of $6,771 and $6,464, respectively. The related party loan is owed to the father of the sole officer and Director of the Company.

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

During the period ended March 31, 2016, convertible note of $22,000 and accrued interest of $3,661 were purchased by third parties and converted into 20,561,051 common shares and the Company reclassed the fair value of the derivative liability on the date of conversion of $99,655 to additional paid-in capital.

As of March 31, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $6,771 was amortized for nine months ended March 31, 2016.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2016, and June 30, 2015:

	Nine Months Ended	Year Ended
	March 31, 2016	June 30, 2015
Expected term	0.00 - 1.00 years	0.29 - 1.00 years
Expected average volatility	25%-242%	108%-218%
Expected dividend yield	-	-
Risk-free interest rate	0.00%-0.57%	0.01%-0.25%

 At March 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at March 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)

March 2015 Note	$1,059	$-	$-	$1,059
August 2015 Note	47,161	-	-	47,161
September 2015 Note - 1	24,402	-	-	24,402
September 2015 Note - 2	29,917	-	-	29,917
October 2015 Note	40,142	-	-	40,142
November 2015 Note	41,058	-	-	41,058
	$183,739	$-	$-	$183,739

The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2015	$158,775
Addition of new derivative recognized as debt discounts	164,750
Addition of new derivatives recognized as loss on derivatives	496,687
Settled on issuance of common stock	(474,261)
Loss on change in fair value of the derivative	(162,212)
Balance - March 31, 2016	$183,739

The aggregate loss on derivatives during the nine months ended March 31, 2016 was $334,475.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

 Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term.  For the nine months ended March 31, 2016 and 2015, the Company incurred $1,882 and $1,651, respectively.

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

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at March 31, 2016, the Company had recognized a prepaid expense of $47,192 to be expensed through May 5, 2016.

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

On July 1, 2015, the Company entered into a consulting agreement with the Castle Rock Resources, LLC, for the term of six months and automatically renew for an additional 6 months unless terminated by the Company.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 2,400,000 shares of restricted common stock at the current market price, as of July 1, 2015, of $0.12 or $288,000. The cost associated with this issuance was expensed in full during the nine months ended March 31, 2016

On July 13, 2015, the Company entered into a consulting agreement with Gilles Trahan, for the term of six months.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a commencement fee in the form of 300,000 shares of restricted common stock at the current market price, as of July 13, 2015, of $0.13 or $39,000. The cost associated with this issuance was expensed in full during the nine months ended March 31, 2016.

On July 15, 2015, the Company entered into a consulting agreement with the Almorli Advisors.  The Company valued this agreement in accordance with ASC505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock.  The Company paid the consultant a cash fee of 8% of total capital provided to the Company and restricted shares of the Company equal to 5% of the total capital provided to the Company at the current market price, resulting in a deferred financing cost of $10,010. The fee is to be expensed over the period from August 2015 to September 2016. During the nine months ended March 31, 2016, we recognized interest expense of $6,843.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

A convertible preferred share is convertible into 100 shares of common stock and has the voting rights of 1,000 share of common stock.

As at March 31, 2016, and June 30, 2015, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

In July 2015, the Company issued 2,400,000 shares of common stock valued at $288,000 to Alex Castle Rock Resources, LLC and 300,000 shares of common stock valued at $39,000 to Gilles Trahan in exchange for consulting services. The fair value of these shares was expensed during the nine months ended March 31, 2016. In addition, the Company issued 100,000 shares of common stock valued at $3,850 to Almorli Advisors for loan commissions which were recognized as deferred financing costs.

During the nine months ended March 31, 2016, an aggregate of 139,011,597 common shares were issued for the conversion of debt and accrued interest of $170,170.

In October, 2015, 1,723,329 shares of common stock were cancelled, previously issued to the Cicero Consulting Group, LLC in March 2015.

On February 29, 2016, the Company issued 5,000,000 shares of common stock to its interim CEO with a fair value of $10,500 for services performed as acting CEO.

As at March 31, 2016, and June 30, 2015, 182,935,431 and 37,847,163 shares of the Company's common stock were issued and outstanding, respectively.

11. RELATED PARTY TRANSACTIONS

The President of the Company provides management and office premises to the Company for no compensation.

During the nine months ended March 31, 2016, the former president paid accounts payable of $2,688 on behalf of the Company and the Company repaid $2,688. As of March 31, 2016 and June 30, 2015, the balance due to a related party was $0, respectively.

As of March 31, 2016, and June 30, 2015, the Company had an outstanding convertible note payable of $0 and $22,000 to the father of the sole officer and Director of the Company (see Note 7).

12. SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company issued 136,152,095 shares of common stock for conversion of convertible loans with principal and accrued interest balances of $98,332.

In May 2016, the Company received financing in the amount of $27,000 from a third party investor. The $27,000 bears 8% interest and matures in five months. The holder shall be entitled, at its option, at any time, to convert all or any amount of principal face amount of this note the outstanding into shares of the Company’s common stock. Conversion price is 55% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or it transfer agent.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of March 31, 2016, and the results of operations for the three and nine months ended March 31, 2016.  It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended June 30, 2015 and June 30, 2014.

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

Results of Operations

For the Three Months Ended March 31, 2016 and March 31, 2015

We generated revenue of $3,554 and $871 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, we had a larger mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, depreciation expense, and loss on sales of fixed assets, were $134,426 and $182,045, for the three months ended March 31, 2016 and 2015, respectively. Operating expense decreases during the three months ended March 31, 2016 were primarily the result of decreased professional fees.

Other expenses totaled $76,214 for the three months ended March 31, 2016 compared to $21,391 for the three months ended March 31, 2015.  The increase in other expenses was primarily the result of an increase in interest expense during the period ended March 31, 2016.

As a result of the foregoing, we incurred losses of $207,086 and $202,565 during the three months ended March 31, 2016 and 2015, respectively.

For the Nine Months Ended March 31, 2016 and March 31, 2015

We generated revenue of $5,412 and $2,950 for the nine months ended March 31, 2016 and 2015, respectively. For the nine months ended March 31, 2016, we had a larger mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, loss on sales of fixed assets, and depreciation expense, were $1,912,598 and $264,752, for the nine months ended March 31, 2016 and 2015, respectively. Operating expense increases during the nine months ended March 31, 2016 were primarily the result of increased professional fees as well as the costs associated with managing and maintaining our public financial reporting requirements.

Other expenses totaled $527,788 for the nine months ended March 31, 2016 compared to $45,770 for the nine months ended March 31, 2015.  The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the  change in the fair value of our derivative liabilities.

As a result of the foregoing, we incurred losses of $2,434,974 and $307,572 during the nine months ended March 31, 2016 and 2015, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

Liquidity and Capital Resources

As of March 31, 2016, we had cash or cash equivalents of $4,503.

Net cash used in operating activities was $68,360 for the nine months ended March 31, 2016 and net cash used in operating activities was $64,460 for the nine months ended March 31, 2015. During the nine month ended March 31, 2016 we incurred a net loss of $2,434,974, which was primarily the cause of the increase in our net cash used in operating activities. At March 31, 2016 our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $19,300 for the nine months ended March 31, 2016 and $0 for the nine months ended March 31, 2015.  During the nine months ending March 31, 2016 we spent $20,000 on acquiring mobile applications while we made no such expenditures during the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we also received $700 in proceeds from sales of fixed assets.  The Company is currently seeking application acquisitions and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the nine months ended March 31, 2016 was $91,898, compared to net cash provided by financing activities of $68,250 for the nine months ended March 31, 2015.  During the nine months ended March 31, 2016, we received $106,750 by way of loans under convertible notes payable.

As of March 31, 2016, our total assets were $158,270 and our total liabilities were $268,492. Included in our assets of as of March 31, 2016 was $4,503 of cash, $54,122 in prepaid expenses, $5,500 of deferred financing costs and net fixed assets of $94,145.  As of June 30, 2015 our total assets were $1,575,659 and our total liabilities were $236,688.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2016, an aggregate of 139,011,597 common shares were issued for the conversion of debt and accrued interest of $170,170.

On February 29, 2016, the Company issued 5,000,000 shares of common stock to its interim CEO with a fair value of $10,500.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas O. McKinnon.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas O. McKinnon.

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

APPYEA, INC.

Date: May 19, 2016	By: /s/ Douglas O. McKinnon
Douglas O. McKinnon, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer