Form 10-K
period 2016-06-30
APPYEA, INC
filed 2016-09-30
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_________

Commission file number 000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 600, Forth Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 887-8142

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0. 0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 was $208,595 based on a $0.0022 closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

464,667,527 shares of common stock outstanding as of September 27, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AppYea, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

Our administrative office is located at 777 Main Street, Suite 600, Fort Worth, TX 76102, Telephone: (817)-887-8142.

Our fiscal year end is June 30th. We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

We are a development stage company engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

We are a global mobile application developer for iOS, Google Play, and Amazon platforms. We operate our own titles as well as provide strategic partnerships with promising mobile app developers. We focus on a number of different categories including next-generation social networks and gaming. We recently acquired several portfolios including Disney / Universal Theme Park Wait Time Map Apps, Katsomoto Games & StreamMe. Currently we have 85 published mobile applications in five different languages.

Our Products, Markets and Customers

Our company’s primary products are mobile applications. Our company develops internal mobile applications and also acquires existing profitable mobile applications (“apps”), in order to build a diverse portfolio of apps that will service a wide range of industries and consumers. Our company plans to acquire apps that are currently in development, as well as apps that are ready to be presented to the public. By purchasing existing small but profitable application development companies, we aim to considerably cut the time to the market for introducing apps, which based on our company’s experience, is approximately six months. Our company intends to market and sell our developed and acquired apps under our own name. Our company’s target customers vary widely, due to the numerous types of apps that are currently available. Below, our current business strategy and plan are detailed in an effort to explain the methods by which our company generates revenue. Our company does not currently have any proposals or arrangements to enter into any business acquisitions or other business combinations.

Source Code Assets

On February 1, 2013, we acquired a portfolio of 13 iOS kid friendly gaming mobile applications on the iOS platform. The game titles include SkyRaiders, DartWheel for iPhone & iPad, VultureHunt, PumpkinNinja, TinyCrusaders, TinyScots, TinyJones, TinyKnights, CowboyClimb, Stacker, Snap & DoodleFreak.

On April 2, 2013 we acquired a mobile application that will help the millions of amusement and theme park visitors by providing them with accurate attraction wait times, ride information, theme park maps, hours of park operation, parade and show times, firework times, and much more in the palms of millions of iPhone users' hands. Currently, these features are available for Disney World's Magic Kingdom ®, Epcot®, Disney's Hollywood Studios®, and Disney's Animal Kingdom®.

On October 15, 2014, we acquired an automobile and the MySocial mobile application for $60,000. The purchase was satisfied through the issuance of a Promissory Note in an amount of $60,000. The MySocial mobile application is a social media application that allows a user to share news, videos, and other information to various social media outlets.

We plan on expanding our portfolio of apps, both in terms of the number of apps it owns, as well as the categories and industries in which those apps function.

Current Products

Currently our company has 14 fully developed theme park wait time applications operating on two platforms in five different languages. In addition, we have 13 fully developed gaming applications. The fully developed theme park and gaming applications are currently being offered by our company. We have also acquired 23 separate source code applications that are classified into the following categories: games, business, education, entertainment, finance, lifestyle, medical, music, navigation, news, travel, utilities, and wellness. We are currently finishing the development of our source code applications, and plan to offer the applications for sale once they have been fully developed.

Our company currently generates nominal revenues from paid downloads and advertisement integration. We currently use advertising integration in the free versions of our mobile applications that are downloaded by consumers. Advertisement integration has accounted for roughly five percent of our total revenues as of the date of this annual report. Our company plans to continue using advertisement integration in the free versions of our mobile apps. However, at the time of the initial download, or at any time after the initial download of our application, the consumer can choose to pay for the full application, at which time the advertisements are removed. Our company plans on generating future revenues from the purchase of underdeveloped mobile applications, application development and mobile application development consulting. There is currently no single customer or product that has accounted for a material portion of our revenues.

Management and Development Role

We intend to become a management company that supervises and directs the application development work, while focusing our efforts on the promotion, marketing, and sales of its acquired apps. We intend to obtain the services of specialized app marketing companies in order to become well positioned in online mobile app stores. In addition, our company believes that by properly marketing our apps, we will be able to increase downloads, lower the acquisition costs associated with the acquired apps, and expand our portfolio of apps for all current and future platforms. To date, our company has been selling our apps through online mobile application stores. Our company intends to hire third party marketing companies, which will advertise for our company on websites, search engines and other mobile applications, in order to increase our potential customer base, which our company believes will increase our application downloads and purchases.

Needs Assessment

Management believes the principal growth area in the personal computer market today is that of Smartphones and portable tablet devices; aside from being a large and quickly growing market, these mobile devices usually allow full time internet connectivity. At this time, our company believes that by marketing our current app portfolio, and also expanding our portfolio, our company will be able to provide a wide range of apps to many different types of potential purchasers.

Revenue Model and Distribution methods of the products or services

Our revenue model is based on the continued development and acquisition of our apps, as well as the sale of such apps. We either develop apps internally, or acquire third party apps or app developing companies, and then resell those apps to our customers through mobile app stores. The apps must meet our stringent criteria, and we plan on only developing and acquiring apps that fit categories and platforms that already have a strong customer base. Our company does not currently have any proposals or arrangements to enter into any business acquisitions or other business combinations

We are redefining the current app development industry by not only developing and marketing our own apps, but also acquiring third party apps and app development companies.

Our company generates revenue through the sale of the apps, which we either develop internally, or acquire from outside sources. Such apps are then sold in mobile app stores. The cost of developing a wide variety of apps is prohibitive for a majority of companies.

Our company will identify and address additional target categories and industries for its products based on market research and feedback from our customers.

Status of any publicly announced new product or service

None

Seasonality

We do not have a seasonal business cycle.

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

Compliance Approval

Our company does not require any government approval for our services. As a mobile application product provider, our business will not be subject to any environmental laws.

Compliance with Government Regulation

Our company will be subject to local and international laws and regulations that relate directly or indirectly to our operations. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business. Our company believes that the effects of existing or probable governmental regulations will be additional responsibilities of our management to ensure that our company is in compliance with securities regulations as they apply to our company’s products as well as ensuring that our company does not infringe on any proprietary rights of others with respect to our products. Our company will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability we incur.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

Our company currently has no patents or trademarks on our brand name and we have not and do not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, it may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and service names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our company business, including our web site design, services, product information and sales mechanics or to obtain and use information that we regard as proprietary. Any encroachment upon our company’s proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Our company does not currently have any licenses to use any third-party intellectual property, but is in the process of acquiring all necessary licensing rights to use all necessary third-party intellectual property. Our company is currently working with intellectual property counsel to obtain such licenses, and is currently in negotiations, through our intellectual property counsel, with third party intellectual property owners to obtain such licenses through licensing agreements. Our company will execute any necessary licensing agreements in order to use any trademarked third party intellectual property. Our company may be unsuccessful in obtaining such licenses, which could affect our ability to continue operations, and could also result in lawsuits related to intellectual property infringement.

Employees

As of June 30, 2016, we have no employees other than our officers and directors.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our company operations are currently being conducted out of our company office located at 777 Main Street, Suite 600, Fort Worth, TX 76102; (855) 927-7932. Our management considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of our company. We currently rent our office space for $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is notice to cancel.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not presently party to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were listed for quotation on OTC Markets under the symbol “APYP on September 18, 2014.

The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock. The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

OTC Markets
Quarter Ended	High	Low
June 30, 2016	$0.004	$0.0005
March 31, 2016	$0.0057	$0.0012
December 31, 2015	$0.0499	$0.0028
September 30, 2015	$0.13	$0.0101
June 30, 2015	$0.12	$0.10
March 31, 2015	$1.00	$1.00
December 31, 2014	$1.02	$1.02
September 30, 2014	N/A	N/A

Our shares are issued in registered form. VStock Transfer LLC at 77 Spruce Street, Suite 201, Cedarhurst NY 11516 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On September 27, 2016, the shareholders’ list showed 42 registered shareholders with 464,667,527shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We generated revenue of $6,083 and $4,030 for the years ended June 30, 2016 and 2015, respectively. For the years ended June 30, 2016, we had a larger mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, loss on sales of fixed assets, and depreciation expense, were $2,023,059 and $877,330, for the years ended June 30, 2016 and 2015, respectively. Operating expense increases during the year ended June 30, 2016, by $1,145,729 as compared to 2015, were primarily the result of increased professional fees as well as the costs associated with managing and maintaining our public financial reporting requirements. Professional fees increase by $1,101,918 during the year ended 2016, due to amortization of consulting fees recognized as prepaid expense.

Other expenses totaled $925,342 for the year ended June 30, 2016 compared to $146,070 for the year ended June 30, 2015. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

As a result of the foregoing, we incurred losses of $2,942,318 and $1,020,370 during the years ended June 30, 2016 and 2015, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2016 and 2015.

	As at	As at
Balance Sheet Date	June 30, 2016	June 30, 2015

Cash	$14,637	$265
Total Assets	$101,448	$1,575,659
Total Liabilities	$38,549	$236,688
Stockholders' Equity	$62,899	$1,338,971

As at June 30, 2016, the Company’s cash balance was $14,637 compared to $265 as at June 30, 2015 and our total assets at June 30, 2016 were $101,448 compared with $1,575,659 as at June 30, 2015. The decrease in total assets by $1,474,211 was primarily due to the $1,495,983 in prepaid expenses in 2015 amortized in 2016 representing common stock issued to consultants. During the year ended 2016 the $1,495,983 was expensed as professional fees.

As at June 30, 2016, the Company had total liabilities of $38,549 compared with total liabilities of $236,688 as at June 30, 2015. The decrease in total liabilities of $198,139, during the year ended 2016, was the result of converting $73,182 of convertible debt to shares of common stock, which also reduced the derivative liability by $157,323. As at June 30, 2016, the Company accrued $32,000 for salary, whereas at June 30, 2015, we did not have accrued salaries.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Cash Flows

	Year Ended June 30,
	2016	2015
Cash Flows Used In Operating Activities	$(81,226)	$(82,389)
Cash Flows Used In Investing Activities	$(19,300)	-
Cash Flows From Financing Activities	$114,898	$78,250
Net Increase (Decrease) In Cash During Period	$14,372	$(4,139)

During the year ended June 30, 2016, the Company used $81,226 in cash in operating activities compared to cash used in operating activities of $82,389 during the year ended June 30, 2015. During the year ended June 30, 2016, we incurred a net loss of $2,942,318 of which $2,807,425 arose from non-cash expenses and we generated cash flow of $53,667 from the net increase in current liabilities and a decrease in our current assets. By comparison, during the year ended June 30, 2015, we incurred a net loss of $1,020,370 of which $929,387 arose from non-cash expenses and we generated cash flow of $8,594 from the net increase in current liabilities and a decrease in our current assets.

Net cash used in investing activities was $19,300 for the year ended June 30, 2016 and $0 for the year ended June 30, 2015. During the year ended June 30, 2016 we spent $20,000 on acquiring mobile applications while we made no such expenditures during the year ended June 30, 2015. During the year ended June 30, 2016, we also received $700 in proceeds from sales of fixed assets. The Company is currently seeking application acquisitions and subject to our executing any purchase agreements, we may have significant cash outlays for investing activities. Should we close on any acquisitions, we will most likely need to sell additional securities and/or borrow additional funds in order to fund such acquisitions and to meet our business objectives during the next twelve months.

Net cash provided by financing activities for the year ended June 30, 2016 was $114,898, compared to net cash provided by financing activities of $78,250 for the year ended June 30, 2015. During the year ended June 30, 2016, we received $114,898 by way of loans under convertible notes payable.

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

Critical Accounting Policies

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

The carrying values of cash, accounts receivable, prepaid expenses, accounts payable, and accruals approximate their fair value due to the short-term maturities of these instruments.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of June 30, 2016, our company had a net loss of $2,942,318 and has generated nominal revenues. Our ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, our revenue generation and through the issuance of common shares or debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

APPYEA, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AppYea, Inc.

Fort Worth, Texas

We have audited the accompanying balance sheet of AppYea, Inc. (the “Company”) as of June 30, 2016 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppYea, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

AppYea, Inc.

Fort Worth, Texas

We have audited the accompanying balance sheet of AppYea, Inc. as of June 30, 2015, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppYea, Inc. as of June 30, 2015, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cutler & Co., LLC

Cutler & Co., LLC

Wheat Ridge, Colorado

October 15, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

APPYEA, INC.

BALANCE SHEETS

	June 30,	June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,637	$265
Accounts receivable	-	339
Prepaid expenses	4,167	1,498,483
Total Current Assets	18,804	1,499,087

Fixed assets, net of accumulated depreciation of $175,226 and $111,603	82,644	76,572

TOTAL ASSETS	$101,448	$1,575,659

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	4,643	4,277
Accrued salary	32,000	-
Convertible loans and accrued interest, net of unamortized discounts of $0 and $43,697	454	56,065
Convertible loans and accrued interest, net of unamortized discounts of $0 and $6,771 - related party	-	17,571
Derivative liabilities	1,452	158,775
Total Current Liabilities	38,549	236,688

Total Liabilities	38,549	236,688

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2016 and 2015, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 464,667,527 and 37,847,163 shares issued and outstanding at June 30, 2016 and 2015, respectively	46,466	3,784
Additional paid-in capital	4,098,473	2,474,909
Accumulated deficit	(4,082,540)	(1,140,222)
Total Stockholders' Equity	62,899	1,338,971
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,448	$1,575,659

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2015

Revenues	$6,083	$4,030
Cost of revenue	-	1,000
Gross Profit	6,083	3,030

Operating Expenses
Sales and marketing	6,126	17,444
Legal and professional fees	1,885,063	783,145
General and administrative	60,642	20,949
Loss on sale of fixed assets	3,913	-
Depreciation	67,315	55,792
Total Operating Expenses	2,023,059	877,330

Loss from operations	(2,016,976)	(874,300)

Other Income (Expense)
Change in fair value of derivative liabilities	(633,293)	(53,199)
Interest expense	(292,049)	(94,136)
Gain on extinguishment of debt	-	1,265
Net Other Income (Expense)	(925,342)	(146,070)

Net Loss	$(2,942,318)	$(1,020,370)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	142,317,965	35,152,681

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2016 and 2015

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

Balance, June 30, 2014	5,000,000	500	34,512,660	3,451	162,221	(119,852)	46,320

Common stock issued for cash @ $0.75 per share	-	-	31,000	3	23,247	-	23,250
Common stock issued for consulting services	-	-	2,651,329	265	2,230,810	-	2,231,075
Common stock issued for conversion of debt	-	-	652,174	65	58,631	-	58,696
Net loss for the period	-	-	-	-	-	(1,020,370)	(1,020,370)

Balance, June 30, 2015	5,000,000	$500	37,847,163	$3,784	$2,474,909	$(1,140,222)	$1,338,971

Cancellation of common stock issued for consulting services			(1,723,329)	(172)	172	-	-
Common stock issued for deferred financing cost	-	-	100,000	10	3,840	-	3,850
Common stock issued for services	-	-	7,700,000	770	336,730	-	337,500
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	420,743,693	42,074	1,282,822	-	1,324,896
Net loss for the period	-	-	-	-	-	(2,942,318)	(2,942,318)

Balance, June 30, 2016	5,000,000	$500	464,667,527	$46,466	$4,098,473	$(4,082,540)	$62,899

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,942,318)	$(1,020,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	67,315	55,792
Common stock issued for services	337,500	736,592
Amortization of stock issued for prepaid services	1,494,483	-
Amortization of deferred financing cost	22,702	-
Amortization of debt discounts	248,218	85,069
Gain on extinguishment of debt	-	(1,265)
Loss on sale of fixed assets	3,913	-
Change in fair value of derivative liabilities	633,293	53,199
Changes in operating assets and liabilities:
Accounts receivable	339	(328)
Prepaid expenses	(167)	(4,000)
Accounts payable	366	3,855
Accrued salary	32,000	-
Accrued interest	21,130	9,067
Net Cash Used in Operating Activities	(81,226)	(82,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sales of fixed assets	700	-
Purchase of mobile application software	(20,000)	-
Net cash used in Investing Activities	(19,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	23,250
Proceeds from convertible notes payable, net of original issue discounts	133,750	57,000
Payment of deferred financing costs	(18,852)	-
Repayment of convertible notes payable	-	(2,000)
Net cash provided by Financing Activities	114,898	78,250

Net cash increase (decrease) for period	14,372	(4,139)
Cash at beginning of period	265	4,404
Cash at end of period	$14,637	$265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software in exchange for a convertible loan	$58,000	$60,000
Issuance of common stock for services	$-	$2,231,075
Issuance of common stock for deferred financing costs	$3,850	$-
Issuance of common stock for conversion of debt and accrued interest	$342,530	$58,761
Resolution of derivative liabilities upon conversion of debt	$982,366	$-
Derivative liability recognized as debt discount	$191,750	$146,037
Cancelation of issuance of common stock for services	$172	$-

See accompanying notes to financial statements.

APPYEA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is June 30.

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

Fixed Assets

The Company's fixed assets represent mobile applications that is has purchased and upgrades that it has made to these applications. These mobile applications and any upgrades are being amortized over their useful lives of 3 years. The Company also purchased a pre-owned vehicle. Due to the age of the vehicle, it is being depreciated over the useful life of 3 years.

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2016 and 2015, no impairment losses have been identified.

Stock-based compensation

ASC 718 "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 11.

Financial Instruments and Fair Value Measurements

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

The carrying values of cash, accounts receivable, prepaid expenses, accounts payable, and accruals approximate their fair value due to the short-term maturities of these instruments.

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

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $6,126 and $17,444 were incurred during the year ended June 30, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2016 and 2015, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2016 and 2015, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended June 30, 2016 and 2015.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10 "Identifying Performance Obligations and Licensing" issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. Finally, ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

3. GOING CONCERN AND LIQUIDITY

At June 30, 2016, the Company had cash of $14,637 and current liabilities of $38,549 and had a working capital deficit of $19,745 and an accumulated deficit of $4,082,540. The Company anticipates future losses in its business. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

In our financial statements for the year ended June 30, 2016, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. PREPAID EXPENSES

At June 30, 2016 and 2015, prepaid expenses totaled $4,167 and $1,498,483, respectively; and consisted of the OTC Markets annual fee with a balance of $4,167 and $2,500 and consulting fees with a balance of $0 and $1,495,983, respectively.

Consulting fees consisted of the following:

Consulting fee

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company. The Company valued this agreement in accordance with ASC 505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock. The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares. As a result, we fully recognized the remaining prepaid expense of $732,415 as consulting fees and reversed common stock of $172. As at June 30, 2016 and 2015, the Company recognized prepaid expense balance of $0 and $1,171,864, respectively.

On May 6, 2015, the Company entered into a consulting agreement with the Alex Consulting, Inc. for the term of one year or until the terms of this Agreement has been satisfied, whichever comes first. The Company valued this agreement in accordance with ASC 505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock. The Company paid the consultant a commencement fee in the form of 700,000 shares of restricted common stock at the current market price, as of May 6, 2015, of $0.51. As at June 30, 2016, the Company had recognized a prepaid expense balance of $0 and $314,942, respectively. The prepaid amount of $314,942 was fully expensed from January 1, 2015, to May 5, 2016.

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015. The Company valued this agreement in accordance with ASC 505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock. The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. As at June 30, 2016 and 2015, the Company had recognized a prepaid expense balance of $0 and $9,177. The prepaid amount of $9,177 was fully expensed from July 1, 2015 to August 18, 2015.

5. FIXED ASSETS

As at June 30, 2016 and 2015, the balance of fixed assets represented a vehicle and mobile application software as follows:

	June 30, 2016	June 30, 2015
Mobile applications	$257,870	$179,870
Automobile	-	8,305
Fixed assets, gross	257,870	188,175
Accumulated depreciation	(175,226)	(111,603)
Fixed assets, net	$82,644	$76,572

During the year ended June 30, 2016, the Company purchased mobile applications for $78,000, funded by way of a convertible loan of $58,000 and cash of $20,000 on October 15, 2015 (Note 6). During the year ended June 30, 2015, the Company purchased an automobile and certain mobile applications for $60,000, funded by way of loan on October 15, 2014 (Note 6).

During the year ended June 30, 2016, the Company sold the automobile with net book value of $4,613 for $700 cash, resulting in a loss of $3,913.

Depreciation expense for the year ended June 30, 2016 and 2015 was $67,315 and $55,792, respectively.

6. CONVERTIBLE LOANS

At June 30, 2016 and 2015, convertible loans consisted of the following:

	June 30, 2016	June 30, 2015

April 2013 Notes - 2	$-	$14,000
January 2014 Note	-	10,000
October 2014 Note	-	30,000
February 2015 Note	-	15,000
March 2015 Note	-	10,000
April 2015 Note	-	10,000
Total notes payable	-	89,000

Accrued interest	454	10,762

Less: Debt discount	-	(43,697)

Total convertible loans	454	56,065

Less: current portion of convertible loans	454	56,065

Long-term convertible loans	$-	$-

During the year ended June 30, 2016 and 2015, the Company recognized interest expense of $21,129 and $9,067, amortization of financing cost of $22,702 and $0, derivative origination interest of $0, and $31,202, and amortization of discount of $248,218 and $85,069, respectively.

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

During the year ended June 30, 2016, $14,000 of the convertible note and accrued interest of $5,703 were converted into 6,788,959 common shares and the Company amortized $3,462 of the debt discount and reclassed the derivative liability on the date of conversion of $65,947 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $7,092 was amortized for year ended June 30, 2016.

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

The Company valued the conversion feature at the first day the shares were publicly quoted (December 15, 2014) at $13,722 using the Black Scholes valuation model. $10,745 included accrued interest of $745 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $2,977 of the value assigned to the derivative liability was expensed on the first day the shares became publicly traded. On August 6, 2015, the convertible note of $10,000 and accrued interest of $1,530 was converted into 768,720 common shares and the Company amortized the remaining debt discount of $3,403 and reclassed the fair value of the derivative liability on the date of conversion of $45,518 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $4,477 was amortized for the year ended June 30, 2016.

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

During the year ended June 30, 2016, $30,000 of the convertible note and accrued interest of $3,544 were converted into 16,480,000 common shares and the Company amortized $715 of the debt discount and reclassed the derivative liability on the date of conversion of $141,939 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $9,211 was amortized for year ended June 30, 2016.

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

On August 18, 2015, the convertible note of $15,000 and accrued interest of $651 was converted into 1,043,398 common shares and the Company amortized $6,750 of the debt discount and reclassed the derivative liability on the date of conversion of $42,350 to additional paid-in capital. As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $8,750 was amortized for the year ended June 30, 2016.

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

During the year ended June 30, 2016, $10,000 of the convertible note and accrued interest of $992 were converted into 13,950,000 common shares and the Company amortized $1,667 of the debt discount and reclassed the derivative liability on the date of conversion of $29,121 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0. Debt discount of $6,667 was amortized for year ended June 30, 2016.

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

During the year ended June 30, 2016, $10,000 of the convertible note and accrued interest of $1,269 were converted into 9,854,055 common shares and the Company amortized $3,500 of the debt discount and reclassed the derivative liability on the date of conversion of $36,758 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $7,500 was amortized for year ended June 30, 2016.

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

During the year ended June 30, 2016, $25,000 of the convertible note and accrued interest of $6,592 were converted into 64,111,259 common shares and the Company amortized $7,035 of the debt discount and reclassed the derivative liability on the date of conversion of $136,594 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $25,000 was amortized for year ended June 30, 2016.

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

On September 9, 2015 the Company agreed to issue a $27,000 convertible note payable, the back end note. On May 10, 2016, the Company issued $27,000 back end note and incurred $2,000 financing costs to a third party which were recognized as deferred financing costs.

Effective September 9, 2015 and May 10, 2016, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (September 9, 2015 and May 10, 2016) at $41,070 and $68,279, respectively, using the Black Scholes valuation model. Both of $27,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $14,070 and $41,279 of the value assigned to the derivative liability were expensed on the issue date of the convertible note.

During the year ended June 30, 2016, total of $54,000 of the convertible note and accrued interest of $1,314 were converted into 89,931,307 common shares and the Company amortized $36,908 of the debt discount and reclassed the derivative liability on the date of conversion of $123,804 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest, unamortized debt discount and deferred financing costs were $0. Debt discount of $54,000 and deferred financing cost of $2,000 were amortized for year ended June 30, 2016.

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

The Company paid cash fees to this lender of $2,500 recognized as an original issue discount to the note. The Company valued the conversion feature at the issue date (September 9, 2015) at $71,483 using the Black Scholes valuation model. $33,250 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $38,233 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

During the year ended June 30, 2016, the convertible note of $35,750 and accrued interest of $1,976 was converted into 55,160,266 common shares and the Company amortized $6,380 of the debt discount and reclassed the derivative liability on the date of conversion of $99,840 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest, unamortized debt discount and deferred financing costs were $0. Debt discount of $35,750 and deferred financing cost of $2,750 were amortized for year ended June 30, 2016.

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

The Company valued the conversion feature at the issue date (October 14, 2015) at $463,519 using the Black Scholes valuation model. $58,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $405,518 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

During the year ended June 30, 2016, the convertible note of $58,000 and accrued interest of $5,197 were converted into 80,433,334 common shares and the Company amortized $19,333 of the debt discount and reclassed the derivative liability on the date of conversion of $105,837 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $58,000 was amortized for year ended June 30, 2016.

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

The Company valued the conversion feature at the issue date (November 25, 2015) at $50,366 using the Black Scholes valuation model. $25,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $25,366 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

During the year ended June 30, 2016, the convertible note of $25,000 and accrued interest of $1,351 were converted into 61,661,344 common shares and the Company amortized $5,556 of the debt discount and reclassed the derivative liability on the date of conversion of $55,003 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest, unamortized debt discount and deferred financing costs were $0. Debt discount of $25,000 and deferred financing cost of $2,000 were amortized for year ended June 30, 2016.

Deferred Financing Costs

In connection with the convertible notes issued in September 2015, November 2015, May 2016 and October 2014 Note – Related party, the Company paid cash commissions of $10,692. In addition, the Company paid cash fees of $8,160 and issued an aggregate of 100,000 common shares valued at $3,850 as commissions for all of the convertible loans issued during the year ended June 30, 2016.

These aggregate fees of $22,702 were recognized as deferred financing costs which are being amortized to interest expense over the life of the notes. Aggregate amortization recognized during the year ended June 30, 2016, was $22,702, and the unamortized balance of deferred financing costs was $0 as of June 30, 2016.

7. CONVERTIBLE LOANS – RELATED PARTY

At June 30, 2016 and 2015, convertible loan – related party consisted of the following:

	June 30, 2016	June 30, 2015

October 2014 Note – Related party	$-	$22,000

Accrued interest	-	2,342

Less: Debt discount	-	(6,771)

Total	-	17,571

Less: current portion of convertible loan	-	(17,571)

Long-term convertible notes payable	$-	$-

During year ended June 30, 2016, and 2015, the Company recognized interest expense of $1,319 and $2,350 and amortization of discount of $6,771 and $15,799, respectively. The related party loan is owed to the father of the former sole officer and Director of the Company.

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

During the year ended June 30, 2016, convertible note of $22,000 and accrued interest of $3,661 were purchased by third parties and converted into 20,561,051 common shares and the Company reclassed the fair value of the derivative liability on the date of conversion of $99,655 to additional paid-in capital.

As of June 30, 2016, the outstanding principal balance of the note, accrued interest and unamortized debt discount were $0. Debt discount of $6,771 was amortized for year ended June 30, 2016.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used during the year ended June 30, 2016 and 2015:

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015
Expected term	0.00 - 1.00 years	0.29 - 1.00 years
Expected average volatility	25%-1,390%	108%-218%
Expected dividend yield	-	-
Risk-free interest rate	0.00%-0.57%	0.01%-0.25%

At June 30, 2016 and 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at June 30, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)

March 2015 Note	$1,452	$-	$-	$1,452
	$1,452	$-	$-	$1,452

Fair Value Measurements at June 30, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
April 2013 - Note 2	$21,984	$-	$-	$21,984
January 2014 Note	13,707	-	-	13,707
October 2014 Note	43,600	-	-	43,600
February 2015 Note	21,648	-	-	21,648
March 2015 Note	15,354	-	-	15,354
April 2015 Note	15,662	-	-	15,662
October 2014 Note - related party	26,820	-	-	26,820
	$158,775	$-	$-	$158,775

The following table summarizes the changes in the derivative liabilities during the years ended June 30, 2016 and 2015:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2014	$-
Addition of new derivative recognized as debt discounts	146,037
Addition of new derivatives recognized as loss on derivatives	31,202
Settled on issuance of common stock	(40,461)
Loss on change in fair value of the derivative	21,997
Balance - June 30, 2015	$158,775

Addition of new derivative recognized as debt discounts	191,750
Addition of new derivatives recognized as loss on derivatives	563,691
Settled on issuance of common stock	(982,366)
Loss on change in fair value of the derivative	69,602
Balance - June 30, 2016	$1,452

The aggregate loss on derivatives during the year ended June 30, 2016 and 2015 was $633,293 and $53,199.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the years ended June 30 2016 and 2015, the Company incurred $2,496 and $2,274, respectively.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at June 30, 2016 and 2015, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2016, the Company issued common shares, as follows:

•	In July 2015, the Company issued 2,400,000 shares of common stock valued at $288,000 to Alex Castle Rock Resources, LLC and 300,000 shares of common stock valued at $39,000 to Gilles Trahan in exchange for consulting services. The fair value of these shares was expensed during the year ended June 30, 2016.

•	In addition, the Company issued 100,000 shares of common stock valued at $3,850 to Almorli Advisors for loan commissions which were recognized as deferred financing costs, and will be amortized during the life of the loan.

•	In October, 2015, 1,723,329 shares of common stock were cancelled, previously issued to the Cicero Consulting Group, LLC in March 2015.

•	On February 29, 2016, the Company issued 5,000,000 shares of common stock to its interim CEO with a fair value of $10,500 for services performed as acting CEO.

•	During the year ended June 30, 2016, an aggregate of 420,743,693 common shares were issued for the conversion of debt and accrued interest of $342,530.

During the year ended June 30, 2015, the Company issued common shares, as follows:

•	In September 2014, the Company issued 20,000 shares of common stock, at $0.75 per share, to one investor, for cash consideration of $15,000; and 3,000 shares of common stock, at $0.75 per share, to a second investor, for cash consideration of $2,250.

•	In March 2015, the Company issued 1,723,329 shares of common stock to the Cicero Consulting Group, LLC in exchange for a consulting agreement for the term of 12 months, with the option to automatically renew for an additional 12 months, unless terminated by the Company. In October of 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares.

•	In March 2015, the Company issued 4,000 shares of common stock, at $0.75 per share, to an investor, for cash consideration of $3,000; and 4,000 shares of common stock, at $0.75 per share, to another investor, for cash consideration of $3,000.

•	In May 2015, the Company issued 700,000 shares of common stock, at$0.51 per share, to Alex Consulting, Inc., 28,000 shares of common stock, at$0.51 per share, to KJS Investment Corporation and 200,000 shares of common stock, at$0.51 per share, to SmallCapVoice.co, Inc. in exchange for a consulting agreement.

•	In June 2015, $30,000 of the principal amount of the promissory note was converted into 652,174 shares of common stock, at $0.09 per share, pursuant to the conversion of the Note. The Company recorded a gain on extinguishment of debt of $1,265.

As at June 30, 2016 and 2015, 464,667,527 and 37,847,163 shares of the Company's common stock were issued and outstanding, respectively.

11. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. As of June 30, 2016 and 2015, the Company recorded accrued salary of $32,000 and $0.

During the year ended June 30, 2016, the former president paid accounts payable of $2,688 on behalf of the Company and the Company repaid $2,688. As of June 30, 2016 and 2015, the balance due to a related party was $0, respectively.

As of June 30, 2016, and 2015, the Company had an outstanding convertible note payable of $0 and $22,000 to the father of the former sole officer and Director of the Company (see Note 7).

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

The provision for refundable federal income tax at 35% consists of the following for the periods ending:

	June 30, 2016	June 30, 2015
Federal income tax benefit attributed to:
Net operating loss	$72,142	$62,256
Valuation allowance	(72,142)	(62,256)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2016	June 30, 2015
Deferred tax attributed:
Net operating loss carryover	$176,347	$104,205
Less: change in valuation allowance	(176,347)	(104,205)
Net deferred tax asset	$-	$-

As at June 30, 2016 the Company had an unused net operating loss (“NOL”) carry-forward of approximating $503,848 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to the existence of the material weaknesses as of June 30, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•	Because of our company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	Our company does not have a formal audit committee with a financial expert, and thus our company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Our company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of our company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for our company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Douglas O. McKinnon	Chief Executive Officer and Chief Financial Officer	65	March 7, 2016
Keri Williams	Secretary and Director	46	January 8 , 2014
Devin Beavers	Director	46	February 16, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Douglas O. McKinnon - Chief Executive Officer and Chief Financial Officer

Mr. McKinnon was appointed chief executive officer and chief financial officer of our company on March 7, 2016.

Over the past two years, Mr. McKinnon has served as Executive Vice President, Chief Financial Officer and member of the Board of Directors of Surna, Inc. (OTCQB: SRNA), a provider of climate control and environmental systems for use in the legal marijuana industry. Prior to Surna, he served as President of a private oil & gas technology company.

Doug McKinnon's 30 plus year professional career includes advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served in C-level positions in both private and public sectors, including chairman and CEO of an American Stock Exchange traded company, Vice President of a $12 billion market cap NASDAQ-traded company for which the management team raised over $2.2 billion, CFO of several publicly held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises.

As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded, institutional investor-backed companies. Mr. McKinnon attended Texas Christian University. He worked for nine years as a CPA in the SEC and the oil and gas practice section of Coopers & Lybrand (now PricewaterhouseCoopers). Additionally, Mr. McKinnon has extensive merger & acquisition and turnaround experience.

Our company believes that Mr. McKinnon’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Keri Williams – Secretary and Director

Mrs. Williams was appointed secretary of our company on January 8, 2014 and was elected to our board of directors on February 16, 2016.

Keri Williams is an experienced business owner and a successful product management executive. She began her career as an Executive Assistant in the Cellular Phone Industry. In 2007, she was named Office Manager for Greenleaf Wholesale Florist in Fort Worth, Texas, where she handled all the daily accounts receivables, data entry and banking transactions. In 2011, Mrs. Williams added Supply Management to her duties where she was responsible for both incoming & outgoing inventory management. Mrs. Williams has over 20 years of experience in executive management.

Our company believes that Mrs. Williams’ professional background experience gives her the qualifications and skills necessary to serve as a director of our company.

Devin Beavers - Director

Mr. Beavers was elected to our board of directors on February 16, 2016 and was also appointed interim executive officer and interim chief financial officer. Mr. Beavers resigned as interim executive officer and interim chief financial officer on March 7, 2016.

Devin F Beavers is an accomplished consultant in business development. After attending Tarleton State University, Mr. Beavers acquired most of his business experience at Ben E Keith Beverages in Ft. Worth Texas. He brings to our company more than 25 years of experience in strategic planning, effective communication and negotiation skills. As a senior level manager, Mr. Beavers led BEK Beverages providing superior leadership during critical transition phases. His responsibilities included implementing budget reductions, writing business plans, and positively facilitating a work environment of consistent growth and increased productivity.

Our company believes that Mr. Beavers’ professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Devin Beavers(1)	1	1	1
Douglas O. McKinnon(1)	1	1	-

______________

(1)	The insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not yet adopted a Code of Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the South Dakota Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Douglas O. McKinnon(1)	2016	32,000	Nil	Nil	Nil	Nil	Nil	Nil	32,000
CEO and CFO	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Jackie Williams(2)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO, CFO, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Keri Williams(3)	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Devin Beavers(4)	2016	Nil	Nil	10,500	Nil	Nil	Nil	Nil	10,500
Director and former interim CEO and interim CFO	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Note:

__________

(1)	Mr. McKinnon was appointed our chief executive officer and chief financial officer on March 7, 2016. Salary has been accrued but not paid in cash as of the filing of this report.

(2)	Mr. Williams was appointed president, chief executive officer, chief financial officer, treasurer and director on November 26, 2012. Mr. Williams passed away on February 4, 2016.

(3)	Mrs. Williams was appointed as secretary on January 8, 2014.

(4)	Mr. Beavers was appointed director, interim chief executive officer and interim chief financial officer on February 16, 201 and resigned as interim chief executive officer and interim chief financial officer on March 7, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended June 30, 2016.

Outstanding Equity Awards at Fiscal Year End

We do not have any equity awards outstanding as at the year ended June 30, 2016

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. Our board of directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 23, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Douglas O. McKinnon 777 Main Street, Site 600 Fort Worth, TX 76102	0 (2)	0 (2)

Keri Williams 777 Main Street, Site 600 Fort Worth, TX 76102	24,000,000	5.17%

Devin Beavers 777 Main Street, Site 600 Fort Worth, TX 76102	5,000,000	1.07%

Directors and Executive Officers as a Group	29,000,000Common	6.24%

Fourth Man, LLC 2522 Chambers Road, Suite 100 Tustin, CA 92780	31,875,000 Common / Direct	6.86%

5% Holders as a Group	31,875,000 Common	6.86%

______________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 27, 2016. As of September 27, 2016 there were 464,667,527 shares of our company’s common stock issued and outstanding.

(2)	Subsequent to the death of Jackie Williams, Mr. McKinnon purchased 1,666,666 shares of the Company’s preferred stock. Each share of preferred stock is convertible into 1,500 shares of the Company’s common stock and has the voting rights of 1,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles of Incorporation or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles of Incorporation or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Keri Williams and Devin Beavers.

We have determined that Keri Williams is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Mr. Beavers does not qualify as an independent director due to his holding the position of interim chief executive officer and chief financial officer from February 16, 2016 to March 7, 2016.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2016 and for fiscal year ended June 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2016	June 30, 2015
Audit Fees	$14,900	$10,950
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,900	$10,950

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications

31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AppYea, Inc.
(Registrant)

Dated: September 30, 2016	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2016	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 30, 2016	/s/ Keri Williams
Keri Williams
Director

Dated: September 30, 2016	/s/ Devin Beavers
Devin Beavers
Director

