Form 10-Q
period 2016-09-30
APPYEA, INC
filed 2016-11-14
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 464,667,527 shares outstanding as of November 8, 2016.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2016	2016
Current Assets:
Cash and cash equivalents	$5,340	$14,637
Prepaid expenses	4,667	4,167
Total Current Assets	10,007	18,804

Fixed assets, net of accumulated depreciation of $186,319 and $175,226	71,551	82,644

TOTAL ASSETS	$81,558	$101,448

Current Liabilities:
Accounts payable	2,394	4,643
Accrued salary	56,000	32,000
Convertible loans and accrued interest	454	454
Derivative liabilities	3,630	1,452
Total Current Liabilities	62,478	38,549

Total Liabilities	62,478	38,549

Commitments and Contingencies (Note 7)	-	-

Stockholders' Equity:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 464,667,527 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	46,466	46,466
Additional paid-in capital	4,098,473	4,098,473
Accumulated deficit	(4,126,359)	(4,082,540)
Total Stockholders' Equity	19,080	62,899
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,558	$101,448

See accompanying notes to unaudited financial statements.

APPYEA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2016	2015

Revenues	$402	$386
Gross Profit	402	386

Operating Expenses
Sales and marketing	-	1,578
Legal and professional fees	2,997	877,654
General and administrative	27,953	4,714
Depreciation	11,093	15,615
Total Operating Expenses	42,043	899,561

Loss from operations	(41,641)	(899,175)

Other Income (Expense)
Change in fair value of derivative liabilities	(2,178)	(335,503)
Interest expense	-	(54,688)
Net Other Income (Expense)	(2,178)	(390,191)

Net Loss	$(43,819)	$(1,289,366)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	464,667,527	41,384,608

See accompanying notes to unaudited financial statements.

APPYEA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,819)	$(1,289,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,093	15,615
Common stock issued for services	-	327,000
Amortization of stock issued for prepaid services	-	536,376
Amortization of deferred financing cost	-	1,649
Amortization of debt discounts	-	50,102
Change in fair value of derivative liabilities	2,178	335,503
Changes in operating assets and liabilities:
Accounts receivable	-	135
Prepaid expenses	(500)	3,224
Accounts payable	(2,249)	(3,677)
Accrued salary	24,000	-
Accrued interest	-	2,937
Net Cash Used in Operating Activities	(9,297)	(20,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	-	81,750
Payment of deferred financing costs	-	(10,910)
Net cash provided by Financing Activities	-	70,840

Net cash increase (decrease) for period	(9,297)	50,338
Cash at beginning of period	14,637	265
Cash at end of period	$5,340	$50,603

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for deferred financing costs	$-	$3,850
Issuance of common stock for conversion of debt and accrued interest	$-	$43,607
Resolution of derivative liabilities upon conversion of debt	$-	$134,866
Derivative liability recognized as debt discount	$-	$81,750

See accompanying notes to unaudited financial statements.

APPYEA, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER30, 2016 AND 2015

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

2. BASIS OF PRESENTATION

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2016, and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed on September 30, 2016. Certain prior period amounts have been reclassified to conform to current period presentation.

3. GOING CONCERN AND LIQUIDITY

At September 30, 2016, the Company had cash of $5,340 and current liabilities of $62,478 and a working capital deficit of $52,471. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at September 30, 2016, and June 30, 2016, the balance of fixed assets represented a vehicle and mobile application software as follows:

	September 30, 2016	June 30, 2016
Mobile applications	$257,870	$257,870
Accumulated depreciation	(186,319)	(175,226)
Fixed assets, net	$71,551	$82,644

Depreciation expense for three months ended September 30, 2016, and 2015, was $11,093 and $15,615, respectively.

5. CONVERTIBLE LOANS

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

As of September 30, 2016, the outstanding principal balance of the note was $0 and the note had accrued interest of $454.

6. DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At September 30, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at September 30, 2016
		Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)

March 2015 Note	$3,630	$-	$-	$3,630
	$3,630	$-	$-	$3,630

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2016	$1,452
Loss on change in fair value of the derivative	2,178
Balance - September 30, 2016	$3,630

The aggregate loss on derivatives during the three months ended September 30, 2016 was $2,178.

7. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the three months ended September 30, 2016 and 2015, the Company incurred $607 and $609, respectively.

8. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at September 30, 2016, and June 30, 2016, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

As at September 30, 2016, and June 30, 2016, 464,667,527 shares of the Company's common stock were issued and outstanding, respectively.

9. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of September 30, 2016 and June 30, 2016, the Company recorded accrued salary of $56,000 and $32,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of September 30, 2016, and the results of operations for the three months ended September 30, 2016. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal years ended June 30, 2016.

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015

We generated revenue of $402 and $386 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, we had a larger mobile apps offering than in the corresponding period during the prior year. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation expense, were $42,043 and $899,561, for the three months ended September 30, 2016 and 2015, respectively. Operating expense decreases during the three months ended September 30, 2016 were primarily the result of decreased professional fees.

Other expenses totaled $2,178 for the three months ended September 30, 2016 compared to $390,191 for the three months ended September 30, 2015. The decrease in other expenses was primarily the result of a decrease in change in fair value of derivative liabilities and interest expense during the period ended September 30, 2016.

As a result of the foregoing, we incurred losses of $43,819 and $1,289,366 during the three months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had cash or cash equivalents of $5,340.

Net cash used in operating activities was $9,297 for the three months ended September 30, 2016 and net cash used in operating activities was $20,502 for the three months ended September 30, 2015. During the three months ended September 30, 2016 we incurred a net loss of $43,819, which was primarily the cause of the increase in our net cash used in operating activities. At September 30, 2016, our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the three months ended September 30, 2016 and 2015.

Net cash provided by financing activities for the three months ended September 30, 2016 was $0, compared to net cash provided by financing activities of $70,840 for the three months ended September 30, 2015. During the three months ended September 30, 2015 we received $81,750 in proceeds from the sale of convertible notes to third parties.

As of September 30, 2016, our total assets were $81,558 and our total liabilities were $62,478. Included in our assets of as of September 30, 2016 was $5,340 of cash, $4,667 in prepaid expenses, and net fixed assets of $71,551. As of June 30, 2016, our total assets were $101,448 and our total liabilities were $38,549.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

•	Trends affecting the Company’s financial condition, results of operations or future prospects;
•	The Company’s business and growth strategies;
•	The Company’s financing plans and forecasts;
•	The factors that we expect to contribute to our success and the Company’s ability to be successful in the future;
•	The Company’s business model and strategy for realizing positive results as sales increase;
•	Competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	Expenses;
•	The Company’s expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on its financial results;
•	The Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects;
•	The Company’s ability to pay dividends or to pay any specific rate of dividends, if declared;
•	The impact of new accounting pronouncements on its financial statements;
•	That the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months;
•	The Company’s market risk exposure and efforts to minimize risk;
•	Development opportunities and its ability to successfully take advantage of such opportunities;
•	Regulations, including anticipated taxes, tax credits or tax refunds expected;
•	The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements;
•	The Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation;
•	That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
•	Expectations, plans, beliefs, hopes or intentions regarding the future.

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

None.

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

_______________

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

APPYEA, INC.

Date: November 14, 2016	By:	/s/ Douglas O. McKinnon
Douglas O. McKinnon, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer

