Form 10-Q
period 2016-12-31
APPYEA, INC
filed 2017-02-14
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 469,667,527 shares outstanding as of February 9, 2017.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2016	2016

ASSETS
Current Assets:
Cash and cash equivalents	$12,597	$14,637
Prepaid expenses	38,500	4,167
Total Current Assets	51,097	18,804

Fixed assets, net of accumulated depreciation of $197,210 and $175,226	60,660	82,644

TOTAL ASSETS	$111,757	$101,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	5,047	4,643
Accrued salary	80,000	32,000
Convertible loans and accrued interest, net of unamortized discounts of $17,381 and $0, respectively	109,943	454
Due to related party	1,108	-
Derivative liability	14,012	1,452
Total Current Liabilities	210,110	38,549

Total Liabilities	210,110	38,549

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 469,667,527 and 464,667,527 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	46,966	46,466
Additional paid-in capital	4,112,973	4,098,473
Accumulated deficit	(4,258,792)	(4,082,540)
Total Stockholders' Equity (Deficit)	(98,353)	62,899
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$111,757	$101,448

See accompanying notes to unaudited financial statements.

APPYEA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenues	$139	$1,472	$541	$1,858

Operating Expenses
Sales and marketing	-	4,808	-	6,386
Legal and professional fees	83,506	848,739	86,503	1,726,393
General and administrative	33,304	2,949	61,257	7,663
Depreciation	10,891	22,115	21,984	37,730
Total Operating Expenses	127,701	878,611	169,744	1,778,172

Loss from operations	(127,562)	(877,139)	(169,203)	(1,776,314)

Other Income (Expense)
Change in fair value of derivative liabilities	1,118	3,013	(1,060)	(332,490)
Interest expense	(5,989)	(64,396)	(5,989)	(119,084)
Net Other Income (Expense)	(4,871)	(61,383)	(7,049)	(451,574)

Net Loss	$(132,433)	$(938,522)	$(176,252)	$(2,227,888)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	467,874,049	69,742,109	466,270,788	55,427,024

See accompanying notes to unaudited financial statements.

APPYEA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(176,252)	$(2,227,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21,984	37,730
Common stock issued for services	15,000	327,000
Convertible note issued for services	25,000	-
Amortization of stock issued for prepaid services	-	1,358,041
Amortization of deferred financing cost	-	6,344
Amortization of debt discounts	4,119	104,080
Change in fair value of derivative liabilities	1,060	332,490
Changes in operating assets and liabilities:
Accounts receivable	-	339
Prepaid expenses	(34,333)	(6,462)
Accounts payable	404	(3,244)
Due to related party	-	2,688
Accrued salary	48,000	-
Accrued interest	1,870	8,660
Net Cash Used in Operating Activities	(93,148)	(60,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mobile application software	-	(20,000)
Net cash used in Investing Activities	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	90,000	106,750
Payment of deferred financing costs	-	(12,910)
Proceeds from related party	11,417	-
Repayment of loan to related party	(10,309)	-
Net cash provided by Financing Activities	91,108	93,840

Net cash increase (decrease) for period	(2,040)	13,618
Cash at beginning of period	14,637	265
Cash at end of period	$12,597	$13,883

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software in exchange for a convertible loan	$-	$58,000
Issuance of common stock for deferred financing costs	$-	$3,850
Issuance of common stock for conversion of debt and accrued interest	$-	$118,339
Resolution of derivative liability upon conversion of debt	$-	$334,907
Derivative liability recognized as debt discount	$11,500	$164,750
Cancelation of issuance of common stock for services	$-	$172

See accompanying notes to unaudited financial statements.

APPYEA, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

2. BASIS OF PRESENTATION

The Company's fiscal year end is June 30. The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2016, and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2016, included in its Annual Report on Form 10-K filed on September 30, 2016. Certain prior period amounts have been reclassified to conform to current period presentation.

3. GOING CONCERN AND LIQUIDITY

At December 31, 2016, the Company had cash of $12,597 and current liabilities of $210,110 and a working capital deficit of $159,013. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at December 31, 2016, and June 30, 2016, the balance of fixed assets represented mobile application software as follows:

	December 31, 2016	June 30, 2016
Mobile applications	$257,870	$257,870
Accumulated depreciation	(197,210)	(175,226)
Fixed assets, net	$60,660	$82,644

Depreciation expense for six months ended December 31, 2016, and 2015, was $21,984 and $37,730, respectively.

5. CONVERTIBLE LOANS

At December 31, 2016 and June 30, 2016, convertible loans consisted of the following:

	December 31, 2016	June 30, 2016
March 2015 Note	$-	$-
November 2016 Note	125,000	-
Total convertible notes payable	125,000	-

Accrued interest	2,324	454
Less: Unamortized debt discount	(17,381)	-
Total convertible notes	109,943	454

Less: current portion of convertible notes	109,943	454
Long-term convertible notes	$-	$-

During the six months ended December 31, 2016 and 2015, the Company recognized interest expense of $1,870 and $7,349 and amortization of discount of $4,119 and $104,080, respectively.

November 2016 Note

On November 15, 2016, the Company entered into four separate agreements with Greentree Financial Group, Inc., consisting of a Financial Advisory Agreement, a Loan Agreement, a Convertible Promissory Note, and a Warrant.

The Loan Agreement allows for the Company to borrow up to $250,000 from Greentree, which will be evidenced by various promissory notes, which will automatically mature 12 months from the date of applicable Note, will accrue interest at a rate of 12% per annum, and will include an original issuance discount of 10%. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. Note may not be converted prior to 6 months from its issuance. There is a 10% prepayment penalty associated with each of the promissory notes. Each promissory note conversion shall result in $1,500 being added to the principal of each promissory note converted. An initial promissory note of $100,000 and the note of $25,000 for a financial advisory service were issued on November 15, 2016.

The warrant issued to Greentree allows for the purchase of up to 5,000,000 shares of the Company’s common stock for a three year period, expiring on November 15, 2019, with an exercise price of $0.03 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula.

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability. The fair value of the warrants was recorded as a debt discount being amortized to interest expense over the term of the note.

The Company valued the warrants using the Black Scholes valuation model. The fair value of the derivative liability for the warrants during six months ended December 31, 2016 amounted to $11,500. The derivative liability was recognized as a debt discount to the notes.

Warrants

A summary of activity during the period ended December 31, 2016 follows:

	Warrant Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2016	-	$-
Granted	5,000,000	0.03
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2016	5,000,000	$0.03

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price

5,000,000	2.87	$0.03	5,000,000	$0.03

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	December 31, 2016	June 30, 2016
Expected term	2.87 - 3.00 years	0.00 - 1.00 years
Expected average volatility	553%-567%	25%-1,390%
Expected dividend yield	-	-
Risk-free interest rate	1.28%-1.47%	0.00%-0.57%

At December 31, 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
March 2015 Note	$1,512	$-	$-	$1,512
Warrants -Issued in fiscal year 2017	12,500	-	-	12,500
Total liabilities	$14,012	$-	$-	$14,012

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2016:

Balance - June 30, 2016	$1,452
Addition of new derivatives recognized as debt discounts	11,500
Loss on change in fair value of the derivative	1,060
Balance - December 31, 2016	$14,012

The aggregate loss on derivatives during the six months ended December 31, 2016 was $1,060.

7. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the six months ended December 31, 2016 and 2015, the Company incurred $1,215 and $1,223, respectively.

8. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at December 31, 2016, and June 30, 2016, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

During the period ended December 31, 2016, the Company issued 5,000,000 shares of common stock with a fair value of $15,000 for consulting services.

As at December 31, 2016, and June 30, 2016, 469,667,527 and 464,667,527 shares of the Company's common stock were issued and outstanding, respectively.

9. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of December 31, 2016 and June 30, 2016, the Company recorded accrued salary of $80,000 and $32,000, respectively.

During the period ended December 31, 2016, the Company borrowed a total amount of $11,417 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $10,309. This loan is a non-interest bearing and due on demand. As of December 31, 2016 and June 30, 2016, the Company owed EVP, a related party $1,108 and $0, respectively.

10. SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company drew down another $75,000 under the November 15, 2016 Loan Agreement (see Note 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of December 31, 2016, and the results of operations for the three and six months ended December 31, 2016. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

On November 15, 2016, the Company entered into four separate agreements with Greentree Financial Group, Inc., consisting of a Financial Advisory Agreement, a Loan Agreement, a Convertible Promissory Note, and a Warrant.

The Loan Agreement allows for the Company to borrow up to $250,000 from Greentree, which will be evidenced by various promissory notes, which will accrue interest at a rate of 12% per annum, and will include an original issuance discount of 10%. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. Greentree shall not be able to convert the promissory notes in an amount that would result in the beneficial ownership of greater than 4.9% of the outstanding shares of the Company, with the exception that the limitation may be waived by Greentree with 61 days prior notice. There is a 10% prepayment penalty associated with each of the promissory notes. Each promissory note conversion shall result in $1,500 being added to the principal of each promissory note converted. An initial promissory note of $100,000 was entered into on November 15, 2016.

The warrant issued to Greentree allows for the purchase of up to 5,000,000 shares of the Company’s common stock for a three year period, expiring on November 15, 2019, with an exercise price of $0.03 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula.

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

Results of Operations

For the Three Months Ended December 31, 2016 and 2015

We generated revenue of $139 and $1,472 for the three months ended December 31, 2016 and 2015, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation expense, were $127,701 and $878,611, for the three months ended December 31, 2016 and 2015, respectively. Operating expense decreased during the three months ended December 31, 2016 were primarily the result of decreased professional fees.

Other expenses totaled $4,871 for the three months ended December 31, 2016 compared to $61,383 for the three months ended December 31, 2015. The decrease in other expenses was primarily the result of a decrease in interest expense during the period ended December 31, 2016.

As a result of the foregoing, we incurred losses of $132,433 and $938,522 during the three months ended December 31, 2016 and 2015, respectively.

For the Six Months Ended December 31, 2016 and 2015

We generated revenue of $541 and $1,858 for the six months ended December 31, 2016 and 2015, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation expense, were $169,744 and $1,778,172, for the six months ended December 31, 2016 and 2015, respectively. Operating expense decreases during the six months ended December 31, 2016 were primarily the result of decreased professional fees.

Other expenses totaled $7,049 for the six months ended December 31, 2016 compared to $451,574 for the six months ended December 31, 2015. The decrease in other expenses was primarily the result of a decrease in change in fair value of derivative liabilities and interest expense during the period ended December 31, 2016.

As a result of the foregoing, we incurred losses of $176,252 and $2,227,888 during the six months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had cash or cash equivalents of $12,597.

Net cash used in operating activities was $93,148 for the six months ended December 31, 2016 and net cash used in operating activities was $60,222 for the six months ended December 31, 2015. During the six months ended December 31, 2016 we incurred a net loss of $176,252, which was primarily the cause of the increase in our net cash used in operating activities. At December 31, 2016, our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the six months ended December 31, 2016 compared to net cash used in investing activities of $20,000 for the six months ended December 31, 2015.

Net cash provided by financing activities for the six months ended December 31, 2016 was $91,108, compared to net cash provided by financing activities of $93,840 for the six months ended December 31, 2015. During the six months ended December 31, 2016, we received $90,000 by way of loan under a convertible note payable and $11,417 loan from a related party and repaid $10,309 to a related party. During the six months ended December 31, 2015, we received $106,750 by way of loan under a convertible note payable.

As of December 31, 2016, our total assets were $111,757 and our total liabilities were $210,110. Included in our assets of as of December 31, 2016 was $12,597 of cash, $38,500 in prepaid expenses, and net fixed assets of $60,660. As of June 30, 2016, our total assets were $101,448 and our total liabilities were $38,549.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended December 31, 2016, the Company issued 5,000,000 shares of common stock to Caro Partners LLC with a fair value of $15,000 for consulting services.

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

______________

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

APPYEA, INC.

Date: February 14, 2017	By:	/s/ Douglas O. McKinnon
Douglas O. McKinnon, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer

