Form 10-Q
period 2017-03-31
APPYEA, INC
filed 2017-05-19
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Registrant’s telephone number including area code: (817) 887-8142

N/A

Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 464,667,527 shares outstanding as of May 9, 2017.

APPYEA, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,595	$14,637
Prepaid expenses	36,000	4,167
Total Current Assets	56,595	18,804

Fixed assets, net of accumulated depreciation of $208,018 and $175,226	49,852	82,644

TOTAL ASSETS	$106,447	$101,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	3,858	4,643
Accrued salary	104,000	32,000
Convertible loans and accrued interest, net of unamortized discounts of $19,674 and $0, respectively	187,949	454
Due to related party	42,808	-
Derivative liability	8,736	1,452
Total Current Liabilities	347,351	38,549

Total Liabilities	347,351	38,549

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	500	500
Common stock, $0.0001 par value, 750,000,000 shares authorized, 464,667,527 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	46,466	46,466
Additional paid-in capital	4,098,473	4,098,473
Stock payable, 10,000,000 common shares	24,000	-
Accumulated deficit	(4,410,343)	(4,082,540)
Total Stockholders’ Equity (Deficit)	(240,904)	62,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,447	$101,448

See accompanying notes to the unaudited financial statements.

APPYEA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Revenues	$178	$3,554	$719	$5,412

Operating Expenses
Sales and marketing	-	820	-	7,206
Legal and professional fees	91,308	96,653	177,811	1,823,046
General and administrative	44,383	14,955	105,640	22,618
Loss on sales of fixed assets	-	3,914	-	3,914
Depreciation	10,808	18,084	32,792	55,814
Total Operating Expenses	146,499	134,426	316,243	1,912,598

Loss from operations	(146,321)	(130,872)	(315,524)	(1,907,186)

Other Income (Expense)
Change in fair value of derivative liabilities	5,276	(1,985)	4,216	(334,475)
Interest expense	(10,506)	(74,229)	(16,495)	(193,313)
Total Other Income (Expense)	(5,230)	(76,214)	(12,279)	(527,788)

Net Loss	$(151,551)	$(207,086)	$(327,803)	$(2,434,974)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	464,667,527	116,445,060	464,667,527	75,757,332

See accompanying notes to the unaudited financial statements.

APPYEA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(327,803)	$(2,434,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32,792	55,814
Stock-based compensation	24,000	337,500
Convertible note issued for services	25,000	-
Amortization of stock issued for prepaid services	-	1,447,291
Amortization of deferred financing cost	-	13,202
Amortization of debt discounts	9,326	166,079
Loss on sale of fixed assets	-	3,914
Change in fair value of derivative liabilities	(4,216)	334,475
Changes in operating assets and liabilities:
Accounts receivable	-	339
Prepaid expenses	(31,833)	(2,930)
Accounts payable	(785)	(3,102)
Accrued salary	72,000	-
Accrued interest	7,169	14,032
Net Cash Used in Operating Activities	(194,350)	(68,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sales of fixed assets	-	700
Purchase of mobile application software	-	(20,000)
Net cash used in Investing Activities	-	(19,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	157,500	106,750
Payment of deferred financing costs	-	(14,852)
Proceeds from related party	59,617	-
Repayment of loan to related party	(16,809)	-
Net cash provided by Financing Activities	200,308	91,898

Net cash increase (decrease) for period	5,958	4,238
Cash at beginning of period	14,637	265
Cash at end of period	$20,595	$4,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software in exchange for a convertible loan	$-	$58,000
Issuance of common stock for deferred financing costs	$-	$3,850
Issuance of common stock for conversion of debt and accrued interest	$-	$170,170
Resolution of derivative liability upon conversion of debt	$-	$474,261
Derivative liability recognized as debt discount	$11,500	$164,750
Cancelation of issuance of common stock for services	$-	$172

See accompanying notes to the unaudited financial statements.

APPYEA, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. NATURE OF OPERATIONS

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012, to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company’s common stock is traded on the OTC Markets (www.otcmarkets.com) under the symbol “APYP”. The first day of trading on the OTC Markets was December 15, 2014.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2016 filed with the SEC on September 30, 2016.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about the valuation and recognition of stock-based compensation expense, the valuation and recognition of derivative liability, valuation allowance for deferred tax assets and useful life of fixed assets.

3. GOING CONCERN AND LIQUIDITY

At March 31, 2017, the Company had cash of $20,595 and current liabilities of $347,351 and a working capital deficit of $290,756. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at March 31, 2017 and June 30, 2016, the balance of fixed assets represented mobile application software as follows:

	March 31, 2017	June 30, 2016
Mobile applications	$257,870	$257,870
Accumulated depreciation	(208,018)	(175,226)
Fixed assets, net	$49,852	$82,644

Depreciation expense for nine months ended March 31, 2017, and 2016, was $32,792 and $55,814, respectively.

5. CONVERTIBLE LOANS

At March 31, 2017 and June 30, 2016, convertible loans consisted of the following:

	March 31, 2017	June 30, 2016
March 2015 Note	$-	$-
November 2016 Note	200,000	-
Total convertible notes payable	200,000	-
Accrued interest	7,623	454
Less: Unamortized debt discount	(19,674)	-
Total convertible notes	187,949	454
Less: current portion of convertible notes	187,949	454
Long-term convertible notes	$-	$-

During the nine months ended March 31, 2017 and 2016, the Company recognized interest expense of $7,169 and $12,713 and amortization of discount, included in interest expense, of $9,326 and $166,079, respectively.

November 2016 Note

On November 15, 2016, the Company entered into four separate agreements with Greentree Financial Group, Inc., consisting of a Financial Advisory Agreement, a Loan Agreement, a Convertible Promissory Note, and a Warrant.

The Loan Agreement allows for the Company to borrow up to $250,000 from Greentree, which will be evidenced by various promissory notes, which will automatically mature 12 months from the date of applicable Note, will accrue interest at a rate of 12% per annum, and will include an original issuance discount (“OID”) of 10%. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. Note may not be converted prior to 6 months from its issuance. There is a 10% prepayment penalty associated with each of the promissory notes. Each promissory note conversion shall result in $1,500 being added to the principal of each promissory note converted. An initial promissory note of $100,000 and the note of $25,000 for a financial advisory service were issued on November 15, 2016.

On January 26, 2017, the Company issued convertible note of $75,000 according to the loan agreement on November 15, 2016 and the Company received cash of $67,500 and recognized OID of $7,500.

The warrant issued to Greentree allows for the purchase of up to 5,000,000 shares of the Company’s common stock for a three year period, expiring on November 15, 2019, with an exercise price of $0.03 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula.

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability. The fair value of the warrants was recorded as a debt discount being amortized to interest expense over the term of the note.

The Company valued the warrants using the Black Scholes valuation model. The fair value of the derivative liability for the warrants on November 15, 2016 amounted to $11,500. The derivative liability was recognized as a debt discount to the notes.

Warrants

A summary of activity during the period ended March 31, 2017 follows:

	Warrant Outstanding
	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2016	-	$-
Granted	5,000,000	0.03
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2017	5,000,000	$0.03

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price

5,000,000	2.63	$0.03	5,000,000	$0.03

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At March 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year Ended
	March 31, 2017	June 30, 2016
Expected term	2.63 - 3.00 years	0.00 - 1.00 years
Expected average volatility	528%-567%	25%-1,390%
Expected dividend yield	-	-
Risk-free interest rate	1.28%-1.50%	0.00%-0.57%

At March 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at March 31, 2017
		Quoted Prices in	Significant Other	Significant
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
March 2015 Note	$1,237	$-	$-	$1,237
Warrants -Issued in fiscal year 2017	7,499	-	-	7,499
Total liabilities	$8,736	$-	$-	$8,736

The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2017:

Balance - June 30, 2016	$1,452
Addition of new derivatives recognized as debt discounts	11,500
Gain on change in fair value of the derivative	(4,216)
Balance - March 31, 2017	$8,736

The aggregate gain on derivatives during the nine months ended March 31, 2017 was $4,216.

7. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long term leases, contracts or commitments.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the nine months ended March 31, 2017 and 2015, the Company incurred $1,820 and $1,882, respectively.

8. SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at March 31, 2017, and June 30, 2016, 5,000,000 shares of the Company’s convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.0001.

As at March 31, 2017, and June 30, 2016, 464,667,527 shares of the Company’s common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of March 31, 2017 and as a result, the Company had $24,000 in stock payable for which it is obligated to issue 10,000,000 shares of common stock for consulting services.

9. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of March 31, 2017, and June 30, 2016, the Company recorded accrued salary of $104,000 and $32,000, respectively.

During the period ended March 31, 2017, the Company borrowed a total amount of $56,617 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $16,809. This loan is a non-interest bearing and due on demand. As of March 31, 2017, and June 30, 2016, the Company owed EVP, a related party $42,808 and $0, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to provide certain details regarding the Company’s financial condition as of March 31, 2017, and the results of operations for the three and nine months ended March 31, 2017. It should be read in conjunction with the unaudited financial statements and notes thereto contained in this report as well as the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

We generated revenue of $178 and $3,554 for the three months ended March 31, 2017 and 2016, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation expense, were $146,499 and $134,426, for the three months ended March 31, 2017 and 2016, respectively. Operating expense increased during the three months ended March 31, 2017 were primarily the result of an increase in travel expenses.

Other expenses totaled $5,230 for the three months ended March 31, 2017 compared to $76,214 for the three months ended March 31, 2016. The decrease in other expenses was primarily the result of a decrease in interest expense.

As a result of the foregoing, we incurred losses of $151,551 and $207,086 during the three months ended March 31, 2017 and 2016, respectively.

For the Nine Months Ended March 31, 2017 and 2016

We generated revenue of $719 and $5,412 for the nine months ended March 31, 2017 and 2016, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses and depreciation expense, were $316,243 and $1,912,598, for the nine months ended March 31, 2017 and 2016, respectively. Operating expense decreases during the nine months ended March 31, 2017 were primarily the result of a decrease in professional fees.

Other expenses totaled $12,279 for the nine months ended March 31, 2017 compared to $527,788 for the nine months ended March 31, 2016. The decrease in other expenses was primarily the result of a decrease in change in fair value of derivative liabilities and interest expense.

As a result of the foregoing, we incurred losses of $327,803 and $2,434,974 during the nine months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had cash or cash equivalents of $20,595.

Net cash used in operating activities was $194,350 for the nine months ended March 31, 2017 and net cash used in operating activities was $68,360 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017 we incurred a net loss of $327,803, which was primarily the cause of the increase in our net cash used in operating activities. At March 31, 2017, our operating activities and available capital resources were not sufficient to fund our operations going forward. We believe that we are going to need to obtain additional funding for our activities during the next twelve months to: 1) further fund the development of our source code applications, 2) to fund any potential acquisitions of developed mobile applications and/or mobile applications development companies, and 3) to fund any operating deficits.

Net cash used in investing activities was $0 for the nine months ended March 31, 2017 compared to net cash used in investing activities of $19,300 for the nine months ended March 31, 2016.

Net cash provided by financing activities for the nine months ended March 31, 2017 was $200,308, compared to net cash provided by financing activities of $91,898 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, we received $157,500 by way of loan under a convertible note payable and $59,617 loan from a related party and repaid $16,809 to a related party. During the nine months ended March 31, 2016, we received $106,750 by way of loan under a convertible note payable.

As of March 31, 2017, our total assets were $106,447 and our total liabilities were $347,351. Included in our assets of as of March 31, 2017 was $20,595 of cash, $36,000 in prepaid expenses, and net fixed assets of $49,852. As of June 30, 2016, our total assets were $101,448 and our total liabilities were $38,549.

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

13

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

None

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

__________________

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

APPYEA, INC.

Date: May 19, 2017	By:	/s/ Douglas O. McKinnon
Douglas O. McKinnon, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer

