Form 10-K
period 2017-06-30
APPYEA, INC
filed 2017-10-13
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Common Stock, $0.0001 par value per share

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016, was $1,100,000 based on a $0.0025 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

725,104,637 common shares as of October 12, 2017.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AppYea, Inc., and its wholly owned subsidiaries, AppYea Holdings, Inc. and The Diagnostic Centers, Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, and maintenance of mobile software applications and through its wholly owned subsidiary, The Diagnostic Centers, Inc., AppYea markets comprehensive diagnostic testing services to physician offices, clinics, hospitals, long term care facilities, healthcare groups, and other healthcare providers. We entered into a service marketing agreement with The Diagnostic Group Inc. on June 6, 2017 to market their One Health Laboratory. Under this agreement, AppYea receives thirty five percent of the net proceeds per test delivered. Our Newly formed sales team will contact hospitals, long term care facilities, healthcare groups, employers, governmental units and correctional institutions in getting comprehensive diagnostic testing results quicker. Our goal is to work with multiple diagnostic testing facilities throughout the United States and at the same time using numerous collectors to handle the samples personally therefore expediting the process.

Our administrative office is located at 777 Main Street, Suite 600, Fort Worth, TX 76102, Telephone: (817)-887-8142.

Our fiscal year end is June 30th. We have not been subject to any bankruptcy, receivership or similar proceeding.

Our Current Business

We are a development stage company that was initially only engaged in the acquisition, purchase, and maintenance of mobile software applications (“apps”). Although we are still active in the mobile applications industry, we began investigating healthcare markets to augment the apps business in early 2017 and subsequently formed a wholly owned subsidiary The Diagnostic Centers, Inc. to focus on marketing certain products and services to healthcare providers.

The Apps Business

We are a mobile application provider for iOS, Google Play, and Amazon platforms. We operate our own titles as well as provide strategic partnerships with promising mobile app developers. We recently acquired two kid friendly applications, “Duck Quest” and “Ball Bearing Racer” that are available in the in-app purchasing system for download, and a new app, Cheap RX, that you can immediately save money on prescriptions for the entire family.

Our Apps

Our company’s products include mobile applications. Our company acquires third party mobile applications (“apps”), in order to build a diverse portfolio of apps that will service a wide range of industries and consumers. Our company plans to acquire apps that are currently in development, as well as apps that are ready to be presented to the public. By purchasing existing apps, we aim to considerably cut the time to the market for introducing these apps. Our company intends to market and sell our acquired apps under our own name. Our company’s target customers vary widely, due to the numerous types of apps that are currently available. Below, our current business strategy and plan are detailed in an effort to explain the methods by which our company generates revenue in the apps industry.

Source Code Assets

On April 2, 2013 we acquired a mobile application that will help the millions of amusement and theme park visitors by providing them with accurate attraction wait times, ride information, theme park maps, hours of park operation, parade and show times, firework times, and much more in the palms of cell phone users' hands.

On October 15, 2014, we acquired an automobile and the MySocial mobile application for $60,000. The purchase was satisfied through the issuance of a Promissory Note in an amount of $60,000. The MySocial mobile application is a social media application that will allow a user to share news, videos, and other information to various social media outlets.

We plan on expanding our portfolio of apps, both in terms of the number of apps it owns and the categories and industries in which those apps function as evidences by our recently acquired kid friendly apps and Rx product.

Current Products and Revenue

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

Management and Development Role

We intend to become a management company that focuses on the promotion, marketing, and sales of its acquired apps. We intend to obtain the services of specialized app marketing companies in order to become well positioned in online mobile app stores. In addition, our company believes that by properly marketing our apps, we will be able to increase downloads, lower the acquisition costs associated with the acquired apps, and expand our portfolio of apps for all current and future platforms.

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

Strategy

Structured as a mobile app acquisition and management company, our app business model is designed to provide an almost unlimited amount of apps that can be of use to a large amount of different consumer purchasers. We will sell our products to consumers in mobile application stores, and we will also hire third party marketing companies in order to reach a large number of potential consumer purchasers of our apps.

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

Healthcare Products and Services

After investigating the healthcare markets in early 2017, it was determined that the market conditions were right for our entry into blood lab, toxicology and genetic testing service industry, with a focus on marketing services using third party providers. In our investigation we found that most patients are frustrated as to the time it takes to get lab results back, especially when the diagnosis is dependent on these results.

Our vision is to become the leading marketing and service company in the industry. Now that is a bold statement and how do we get there. People want results. People also want answers quicker especially when it comes to their wellbeing. Our strategy is to work as a liaison between the Doctor and the lab itself. By developing strong personal relationships with these groups.

The diagnostic information service provider market is estimated by Forbes to be a $55Billion worldwide market.

The primary customers for these diagnostic information services are:

Hospitals

Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer esoteric testing to outside service providers. They are continuing to come under pricing pressure to outsource more of their basic testing based on the growing efficiency of outside labs.

Physicians	Independent physician offices that provide a more fully stocked portfolio of care
Clinicians

Clinicians, including both primary care physicians and specialists, requiring diagnostic information services for patients are the primary referral source of our services. Clinicians determine which laboratory to recommend or use based on a variety of factors

Employers

Employers use tests for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing.

State & Federal Government	Entities such as prisons, hospitals, hospices and/or psychiatric wards that are funded by state or federal agencies.
ACOs and IDNs

An ACO is a network of providers and facilities that share financial risk in providing or arranging for the provision of healthcare. An IDN is a network of providers and facilities working together in providing or arranging for the provision of healthcare.

Competitive Environment

The diagnostic information service industry is a very fractured market with 2 primary Companies with leading market share. These two Companies (Quest and Lab Corp) have grown through a roll-up strategy that has propelled them to the size they are today. Since these larger providers are so focused on improving operational efficiencies from the myriad of acquired smaller providers, we believe that we can capitalize on this lack of focus on the end-user customer by these larger players, which gives us a powerful opportunity to make its mark quickly. Additionally, a quarter of the market is served by 5000 other small players. This is also an opportunity for us to capitalize on an opportunity to gather new customers who likely have very little loyalty to their current provider.

The Company’s initial primary diagnostic information service provider is the Diagnostic Group, LLC which owns and manages labs in the Dallas-Fort Worth area. Their lab is an advanced state of the art blood, toxicology and genetic testing laboratory located just outside of the DFW Metroplex in Southlake, TX – and serving customers on a national basis. Their team is comprised of innovative leaders with a combined 35 years of experience in the medical and healthcare industries that have identified a need for superior laboratory services.

This lab combines the technology, resources, and capabilities of large-scale testing laboratories with the personal and attentive service that the patient deserves with next day results in most cases.

Employees

As of June 30, 2017, we have no employees other than our officers and directors. All app development and maintenance and sales and marketing of the healthcare products and services are performed by independent contractors.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statements on Form 10, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. Our company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were listed for quotation on the OTC Markets on September 18, 2014 under the symbol “APYP.”.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
June 30, 2017	$0.0023	$0.0008
March 31, 2017	$0.003	$0.0011
December 31, 2016	$0.006	$0.0015
September 30, 2016	$0.0021	$0.0005
June 30, 2016	$0.004	$0.0005
March 31, 2016	$0.0057	$0.0012
December 31, 2015	$0.0499	$0.0028
September 30, 2015	$0.13	$0.0101
June 30, 2015	$0.12	$0.10

Our shares are issued in registered form. VStock Transfer LLC at 77 Spruce Street, Suite 201, Cedarhurst NY 11516 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On October 12, 2017, the shareholders’ list showed 44 registered shareholders with 725,104,637 common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 1,500,000,000 shares of Class A Common Stock, at $0.0001 par value, and 5,000,000 shares of Series A Preferred Stock, at $0.0001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2017.

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

Results of Operations

We generated revenue of $995 and $6,083 for the years ended June 30, 2017 and 2016, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of sales and marketing costs, legal and professional fees, general and administrative expenses, loss on sales of fixed assets, and depreciation expense, were $546,790 and $2,023,059, for the years ended June 30, 2017 and 2016, respectively. Operating expense decreases during the year ended June 30, 2017, by $1,476,269 as compared to 2016, were primarily the result of decreased professional fees as well as the costs associated with managing and maintaining our public financial reporting requirements. Professional fees decrease by $1,519,960 during the year ended 2017, due to amortization of consulting fees recognized as prepaid expense in 2016.

Other expenses totaled $154,528 for the year ended June 30, 2017 compared to $925,342 for the year ended June 30, 2016. The decrease in other expenses was primarily related to a decrease in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

As a result of the foregoing, we incurred losses of $700,323 and $2,942,318 during the years ended June 30, 2017 and 2016, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, investigation and analysis of the healthcare industry, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2017 and 2016.

	As at	As at
Balance Sheet Date	June 30, 2017	June 30, 2016

Cash	$42,567	$14,637
Total Assets	$81,611	$101,448
Total Liabilities	$496,821	$38,549
Stockholders' Equity	$(415,210)	$62,899

As at June 30, 2017, the Company’s cash balance was $42,567 compared to $14,637 as at June 30, 2016 and our total assets at June 30, 2017 were $81,611 compared with $101,448 as at June 30, 2016. The decrease in total assets by $19,837 was primarily due to an increase in cash of 27,930 and a decrease in fixed assets of $43,600.

As at June 30, 2017, the Company had total liabilities of $496,821 compared with total liabilities of $38,549 as at June 30, 2016. The increase in total liabilities of $458,272, during the year ended 2017, was the result of an increase in convertible notes of $174,450, due to related party of $73,608 and accrued salary of $96,000 and derivative liability of $112,864. As at June 30, 2017 and 2016, the Company accrued $128,000 and $32,000 for officer salary, respectively.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Cash Flows

	Year Ended June 30,
	2017	2016
Cash Flows From (Used In) Operating Activities	$(270,678)	$(81,226)
Cash Flows Used In Investing Activities	$-	(19,300)
Cash Flows From Financing Activities	$298,608	$114,898
Net Increase (Decrease) In Cash During Period	$27,930	$14,372

During the year ended June 30, 2017, the Company used $270,678 in cash in operating activities compared to cash used in operating activities of $81,226 during the year ended June 30, 2016. During the year ended June 30, 2017, we incurred a net loss of $700,323 of which $309,838 arose from non-cash expenses and we generated cash flow of $119,807 from the net increase in current liabilities and a decrease in our current assets. By comparison, during the year ended June 30, 2016, we incurred a net loss of $2,942,318 of which $2,807,424 arose from non-cash expenses and we generated cash flow of $53,668 from the net increase in current liabilities and a decrease in our current assets.

Net cash used in investing activities was $0 for the year ended June 30, 2017 and $19,300 for the year ended June 30, 2016. During the year ended June 30, 2016, we spent $20,000 on acquiring mobile applications and we received $700 in proceeds from sales of fixed assets.

Net cash provided by financing activities for the year ended June 30, 2017 was $298,608, compared to net cash provided by financing activities of $114,898 for the year ended June 30, 2016. During the year ended June 30, 2017, we received $225,000 by way of loan under a convertible note payable and $98,517 loan from a related party and repaid $24,909 to a related party. During the year ended June 30, 2016, we received $114,898 by way of loans under convertible notes payable.

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

Going Concern

As of June 30, 2017, our company had a net loss of $700,323 and has generated nominal revenues. Our ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, our revenue generation and through the issuance of common shares or debt.

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, our company has negative working capital, recurring losses, and does not have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

APPYEA, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AppYea, Inc.

Fort Worth, Texas

We have audited the accompanying balance sheets of AppYea, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AppYea, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 13, 2017

APPYEA, INC.

BALANCE SHEETS

	June 30,	June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$42,567	$14,637
Prepaid expenses	-	4,167
Total Current Assets	42,567	18,804

Fixed assets, net of accumulated depreciation of $218,826 and $175,226	39,044	82,644

TOTAL ASSETS	$81,611	$101,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	5,993	4,643
Accrued salary	128,000	32,000
Convertible loans and accrued interest, net of unamortized discounts of $87,240 and $0, respectively	174,904	454
Due to related party	73,608	-
Derivative liability	114,316	1,452
Total Current Liabilities	496,821	38,549

Total Liabilities	496,821	38,549

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2017 and 2016, respectively	500	500
Common stock, $0.0001 par value, 1,500,000,000 shares authorized, 519,973,313 and 464,667,527 shares issued and outstanding at June 30, 2017 and 2016, respectively	51,997	46,466
Additional paid-in capital	4,210,156	4,098,473
Stock payable	105,000	-
Accumulated deficit	(4,782,863)	(4,082,540)
Total Stockholders' Equity (Deficit)	(415,210)	62,899
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$81,611	$101,448

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2016

Revenues	$995	$6,083

Operating Expenses
Sales and marketing	-	6,126
Legal and professional fees	365,103	1,885,063
General and administrative	138,087	60,642
Loss on sales of fixed assets	-	3,913
Depreciation	43,600	67,315
Total Operating Expenses	546,790	2,023,059

Loss from operations	(545,795)	(2,016,976)

Other Expense
Change in fair value of derivative liabilities	(108,478)	(633,293)
Interest expense	(46,050)	(292,049)
Net Other Expense	(154,528)	(925,342)

Net Loss	$(700,323)	$(2,942,318)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	470,400,985	142,317,965

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended June 30, 2017 and 2016

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2015	5,000,000	$500	37,847,163	$3,784	$2,474,909	$-	$(1,140,222)	$1,338,971

Cancellation of common stock issued for consulting services	-	-	(1,723,329)	(172)	172		-	-
Common stock issued for deferred financing cost	-	-	100,000	10	3,840		-	3,850
Common stock issued for services	-	-	7,700,000	770	336,730	-	-	337,500
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	420,743,693	42,074	1,282,822	-	-	1,324,896
Net loss for the period	-	-	-	-	-	-	(2,942,318)	(2,942,318)

Balance, June 30, 2016	5,000,000	$500	464,667,527	$46,466	$4,098,473	$-	$(4,082,540)	$62,899

Stock payable for service	-	-	-	-	-	105,000	-	105,000
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	55,305,786	5,531	111,683	-	-	117,214
Net loss for the period	-	-	-	-	-	-	(700,323)	(700,323)

Balance, June 30, 2017	5,000,000	$500	519,973,313	$51,997	$4,210,156	$105,000	$(4,782,863)	$(415,210)

See accompanying notes to financial statements.

APPYEA, INC.

STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,323)	$(2,942,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	43,600	67,315
Common stock issued for services	-	337,500
Common stock payable for services	105,000	-
Convertible note issued for services	25,000	-
Amortization of stock issued for prepaid services	-	1,494,483
Amortization of deferred financing cost	-	22,702
Amortization of debt discounts	27,760	248,218
Loss on sale of fixed assets	-	3,913
Change in fair value of derivative liabilities	108,478	633,293
Changes in operating assets and liabilities:
Accounts receivable	-	339
Prepaid expenses	4,167	(167)
Accounts payable	1,350	366
Accrued salary	96,000	32,000
Accrued interest	18,290	21,130
Net Cash Used in Operating Activities	(270,678)	(81,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sales of fixed assets	-	700
Purchase of mobile application software	-	(20,000)
Net cash used in Investing Activities	-	(19,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of original issue discounts	225,000	133,750
Payment of deferred financing costs	-	(18,852)
Proceeds from related party	98,517	-
Repayment of loan to related party	(24,909)	-
Net cash provided by Financing Activities	298,608	114,898

Net cash increase for period	27,930	14,372
Cash at beginning of period	14,637	265
Cash at end of period	$42,567	$14,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mobile application software in exchange for a convertible loan	$-	$58,000
Issuance of common stock for deferred financing costs	$-	$3,850
Issuance of common stock for conversion of debt and accrued interest	$31,600	$342,530
Resolution of derivative liability upon conversion of debt	$85,614	$982,366
Derivative liability recognized as debt discount	$90,000	$191,750
Cancelation of issuance of common stock for services	$-	$172

See accompanying notes to financial statements.

APPYEA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company incorporated a wholly-owned subsidiary, "The Diagnostic Centers Inc." in State of South Dakota on August 2, 2017.

On June 9, 2017, the Company entered into a Management Services Agreement (“MSA”) with The Diagnostic Group, LLC, A Delaware limited liability company (“TDG”) under the terms of which, the Company shall perform activities related to direct marketing of TDG products and services to healthcare providers. The initial term of the Agreement will be for thirty-six (36) months from the effective date. The MSA shall automatically renew for successive one (1) year terms, unless either Party gives the other Party ninety (90) days’ written notice of termination prior to the effective date of any renewal term, or unless the MSA is terminated earlier in accordance with Section 6 of the MSA. The Company will be paid for providing services to directly recruited customers at the rate of 35% of the Net Collected Revenue collected from non-federally funded payors by third party providers affiliated or contracted with TDG for ancillary services ordered by recruited customers less any lab specific costs related to any referred samples and/or services and less any refunds or chargebacks. The Company will be paid by the 15th of each month for Net Collected Revenue from the previous month.

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

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2017 and 2016, no impairment losses have been identified.

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

Advertising cost

Advertising costs were expensed as incurred. Advertising costs of $0 and $6,126 were incurred during the year ended June 30, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2017 and 2016, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2017 and 2016, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended June 30, 2017 and 2016.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN AND LIQUIDITY

At June 30, 2017, the Company had cash of $42,567 and current liabilities of $496,821 and had a working capital deficit of $454,254 and an accumulated deficit of $4,782,863. The Company anticipates future losses in its business. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

In our financial statements for the year ended June 30, 2017, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. PREPAID EXPENSES

At June 30, 2017 and 2016, prepaid expenses totaled $0 and $4,167, respectively; and consisted of the OTC Markets annual fee with a balance of $4,167 as at June 30, 2016.

Consulting fee for the year ended June 30, 2016

On March 9, 2015, the Company entered into a consulting agreement with the Cicero Consulting Group, LLC for the term of 12 months, and automatically renew for an additional 12 months unless terminated by the Company. The Company valued this agreement in accordance with ASC 505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock. The Company paid the consultant a commencement fee in the form of 1,723,329 shares of restricted common stock at the current market price, as of March 9, 2015, of $1.02. In October 2015, the Company and Cicero Consulting Group, LLC agreed to terminate the agreement, and Cicero Consulting Group, LLC agreed to return and cancel the shares. As a result, we fully recognized the remaining prepaid expense of $732,415 as consulting fees and reversed common stock of $172. During the year ended June 30, 2016, the prepaid amount of $1,171,864 was fully expensed.

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

On May 18, 2015, the Company entered into a consulting agreement with the SmallCapVoice.com, Inc. for the term of three months commencing on August 18, 2015. The Company valued this agreement in accordance with ASC 505-50 as an Equity-Based Payment to Non-Employees at the current market price of the common stock. The Company paid a monthly fee of $2,500 and a onetime issuance of 28,000 shares of restricted common stock at the current market price, as of May 18, 2015, of $0.51. The Company recognized a prepaid expense balance $9,177, which was fully expensed from July 1, 2015 to August 18, 2015. $7,677 is amortization of stock issued for prepaid services, and $1,500 is prepaid cash.

5. FIXED ASSETS

As at June 30, 2017 and 2016, the balance of fixed assets represented a vehicle and mobile application software as follows:

	June 30, 2017	June 30, 2016
Mobile applications	$257,870	$257,870
Accumulated depreciation	(218,826)	(175,226)
Fixed assets, net	$39,044	$82,644

During the year ended June 30, 2016, the Company purchased mobile applications for $78,000, funded by way of a convertible loan of $58,000 and cash of $20,000 on October 15, 2015 (Note 6).

During the year ended June 30, 2016, the Company sold the automobile with net book value of $4,613 for $700 cash, resulting in a loss of $3,913.

Depreciation expense for the year ended June 30, 2017 and 2016 was $43,600 and $67,315, respectively.

6. CONVERTIBLE LOANS

At June 30, 2017 and 2016, convertible loans consisted of the following:

	June 30, 2017	June 30, 2016
March 2015 Note	$-	$-
November 2016 Note	250,877	-
Total convertible notes payable	250,877	-

Accrued interest	11,267	454
Less: Unamortized debt discount	(87,240)	-
Total convertible notes	174,904	454

Less: current portion of convertible notes	174,904	454
Long-term convertible notes	$-	$-

During the year ended June 30, 2017 and 2016, the Company recognized amortization of discount, included in interest expense, of $27,760 and $248,218, respectively.

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

As of June 30, 2017 and 2016, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0. Debt discount of $6,667 was amortized for year ended June 30, 2016.

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

November 2016 Note 1

On November 15, 2016, the Company entered into four separate agreements with Greentree Financial Group, Inc., consisting of a Financial Advisory Agreement, a Loan Agreement, a Convertible Promissory Note, and a Warrant.

The Loan Agreement allows for the Company to borrow up to $250,000 from Greentree, which will be evidenced by various promissory notes, which will automatically mature 12 months from the date of applicable Note, will accrue interest at a rate of 12% per annum, and will include an original issuance discount (“OID”) of 10%. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. The conversion price shall not be lower than $0.0001. Note may not be converted prior to 6 months from its issuance. There is a 10% prepayment penalty associated with each of the promissory notes. Each promissory note conversion shall result in $1,500 being added to the principal of each promissory note converted. An initial promissory note of $100,000 was issued on November 15, 2016.

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

On January 26, 2017 and June 30, 2017, the Company issued convertible note of $75,000 and $75,000 according to the loan agreement on November 15, 2016.

During the year ended June 30, 2017, the Company issued a total of $250,000 notes and received $225,000 in cash and recognized OID of $25,000.

During the year ended June 30, 2017, a total of $37,000 note principal was assigned to two lenders under the same term and conversion price.

November 2016 Note 2

On November 15, 2016, the Company also issued note of $25,000 for a financial advisory service, which will automatically mature 6 months from the date of applicable Note, will accrue interest at a rate of 12% per annum. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. The conversion price shall not be lower than $0.0001. There is a 10% prepayment penalty associated with each of the promissory notes. Each promissory note conversion shall result in $1,500 being added to the principal of each promissory note converted.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended June 30, 2017 amounted to $331,959. $90,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $241,959 was recognized as a “day 1” derivative loss.

During the year ended June 30, 2017, the Company converted notes with principal amounts and accrued interest of $31,600 into 55,305,786 shares of common stock. The corresponding derivative liability at the date of conversion of $85,614was credited to additional paid in capital.

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

Warrants

A summary of activity during the year ended June 30, 2017 follows:

	Warrant Outstanding
	Shares	Weighted Average Exercise Price

Outstanding, June 30, 2016	-	$-
Granted	5,000,000	0.03
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2017	5,000,000	$0.03

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price

5,000,000	2.38	$0.03	5,000,000	$0.03

7. DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At June 30, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016
Expected term	0.38 – 2.38 years	0.00 - 1.00 years
Expected average volatility	235%-288%	25%-1,390%
Expected dividend yield	-	-
Risk-free interest rate	1.14%-1.38%	0.00%-0.57%	%

At June 30, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at June 30, 2017
	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 2015 Note	$907	$-	$-	$907
November 2016 Note 1	103,365	-	-	103,365
November 2016 Note 2	6,536	-	-	6,536
Warrants -Issued in fiscal year 2017	3,508	-	-	3,508
Total liabilities	$114,316	$-	$-	$114,316

The following table summarizes the changes in the derivative liabilities during the year ended June 30, 2017 and 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2015	$158,775
Addition of new derivative recognized as debt discounts	191,750
Addition of new derivatives recognized as loss on derivatives	563,691
Settled on issuance of common stock	(982,366)
Loss on change in fair value of the derivative	69,602
Balance - June 30, 2016	$1,452

Addition of new derivatives recognized as debt discounts	90,000
Addition of new derivatives recognized as loss on derivatives	241,959
Settled on issuance of common stock	(85,614)
Gain on change in fair value of the derivative	(133,481)
Balance - June 30, 2017	$114,316

The aggregate loss on derivatives during the year ended June 30, 2017 and 2016 was $108,478 and $633,293.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the years ended June 30, 2017 and 2016, the Company incurred $2,426 and $2,496, respectively.

10. SHAREHOLDERS' EQUITY

Amendment to Articles of Incorporation or Bylaws

On July 6, 2017, the Company filed a Certificate of Amendment with the state of South Dakota, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 750,000,000 to 1,500,000,000, par value $0.0001.

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at June 30, 2017 and 2016, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

During the year ended June 30, 2017, an aggregate of 55,305,786 common shares were issued for the conversion of debt and accrued interest of $31,600, and released derivative liabilities of $85,614 to paid-in capital.

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

•	In October 2015, 1,723,329 shares of common stock were cancelled, previously issued to the Cicero Consulting Group, LLC in March 2015.

•	On February 29, 2016, the Company issued 5,000,000 shares of common stock to its interim CEO with a fair value of $10,500 for services performed as acting CEO.

•

During the year ended June 30, 2016, an aggregate of 420,743,693 common shares were issued for the conversion of debt and accrued interest of $342,530, and released derivative liabilities of $982,366 to paid-in capital.

As at June 30, 2017 and 2016, 519,973,313 and 464,667,527 shares of the Company's common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services.

11. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. As of June 30, 2017, and 2016, the Company recorded accrued salary of $128,000 and $32,000.

During the year ended June 30, 2017, the Company borrowed a total amount of $98,517 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $24,909. This loan is a non-interest bearing and due on demand. As of June 30, 2017, and 2016, the Company owed EVP, a related party $73,608 and $0, respectively.

During the year ended June 30, 2016, the former president paid accounts payable of $2,688 on behalf of the Company and the Company repaid $2,688. As of June 30, 2017 and 2016, the balance due to a related party was $0, respectively.

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

The provision for refundable federal income tax at 35% consists of the following for the periods ending:

	June 30, 2017	June 30, 2016
Federal income tax benefit attributed to:
Net operating loss	$160,587	$72,142
Valuation	(160,587)	(72,142)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2017	June 30, 2016
Deferred tax attributed:
Net operating loss carryover	$336,934	$176,347
Less: change in valuation allowance	(336,934)	(176,347)
Net deferred tax asset	$-	$-

As at June 30, 2017, the Company had an unused net operating loss (“NOL”) carry-forward of approximating $962,669 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

12. SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued common shares as follow;

•	175,131,324 shares of common stock for conversion of debt and accrued interest of $69,284.

•	30,000,000 shares of common stock which is recorded as stock payable

Subsequent to June 30, 2017, a total of $19,000 note principal was assigned to two lenders under the same term and conversion price.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the existence of the material weaknesses as of June 30, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Douglas O. McKinnon	Chief Executive Officer and Chief Financial Officer	66	March 7, 2016
Keri Williams	Secretary and Director	47	January 8, 2014
Devin Beavers	Director	47	February 16, 2016

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

Previously, Mr. McKinnon has served as Executive Vice President, Chief Financial Officer and member of the Board of Directors of Surna, Inc. (OTCQB: SRNA), a provider of climate control and environmental systems for use in the legal marijuana industry. Prior to Surna, he served as President of a private oil & gas technology company.

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

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues.  Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Douglas O. McKinnon(1) CEO and CFO	2017 2016	96,000 32,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	96,000 32,000
Jackie Williams (2) Former President, CEO, CFO, Treasurer and Director	2017 2016	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Keri Williams(3) Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Devin Beavers(4) Director and former interim CEO and interim CFO	2017 2016	Nil Nil	Nil Nil	Nil 10,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 10,500

Note:

__________

(1)	Mr. McKinnon was appointed our chief executive officer and chief financial officer on March 7, 2016. Salary has been accrued but not paid in cash as of the filing of this report.

(2)	Mr. Williams was appointed president, chief executive officer, chief financial officer, treasurer and director on November 26, 2012. Mr. Williams passed away on February 4, 2016.

(3)	Mrs. Williams was appointed as secretary on January 8, 2014.

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of Octorber 12, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Douglas O. McKinnon 777 Main Street, Suite 600 Fort Worth TX 76102	0(2)	0(2)
Keri Williams 777 Main Street, Suite 600 Fort Worth TX 76102	24,000,000 Common / Direct	5.17%
Devin Beavers 777 Main Street, Suite 600 Fort Worth TX 76102	5,000,000 Common / Direct	1.07%
Directors and Executive Officers as a Group	29,000,000 Common	6.24%
Fourth Man, LLC 2522 Chambers Road, Suite 100 Tustin CA 92780	31,875,000 Common	6.86%
5% Holders as a Group	31,875,000 Common	6.86%

___________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2017. As of October 12, 2017 there were 725,104,637 shares of our company’s common stock issued and outstanding.

(2)	Subsequent to the death of Jackie Williams, Mr. McKinnon purchased 1,666,666 shares of the Company’s preferred stock. Each share of preferred stock is convertible into 1,500 shares of the Company’s common stock and has the voting rights of 1,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Keri Williams and Devin Beavers.  We have determined that Devin Beavers is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and for fiscal year ended June 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2017	June 30, 2016
Audit Fees	$15,900	$14,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,900	$14,900

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
**	Furnished herewith.

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

APPYEA, INC.
(Registrant)

Dated: October 13, 2017	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2017	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 13, 2017	/s/ Keri Williams
Keri Williams
Secretary and Director

Dated: October 13, 2017	/s/ Devin Beavers
Devin Beavers
Director

