Form 10-Q
period 2017-09-30
APPYEA, INC
filed 2017-11-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File Number 000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 887-8142
(Registrant’s telephone number, including area code)

  ____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

887,154,334 common shares issued and outstanding as of October 31, 2017

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2017	2017
ASSETS

Current Assets:
Cash and cash equivalents	$548	$42,567
Total Current Assets	548	42,567

Fixed assets, net of accumulated depreciation of $229,634 and $218,826	28,236	39,044

TOTAL ASSETS	$28,784	$81,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	99,256	5,993
Accrued salary	152,000	128,000
Convertible loans and accrued interest, net of unamortized discounts of $72,927 and $87,240, respectively	138,576	174,904
Due to related party	75,258	73,608
Derivative liability	178,883	114,316
Total Current Liabilities	643,973	496,821

Total Liabilities	643,973	496,821

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	500	500
Common stock, $0.0001 par value, 1,500,000,000 shares authorized, 725,104,637 and 519,973,313 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	72,510	51,997
Additional paid-in capital	4,453,570	4,210,156
Stock payable	47,727	105,000
Accumulated deficit	(5,189,496	(4,782,863)
Total Stockholders' Deficit	(615,189)	(415,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,784	$81,611

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2017	2016

Revenues	$934	$402

Operating Expenses
Legal and professional fees	64,830	2,997
General and administrative	97,236	27,953
Depreciation	10,808	11,093
Total Operating Expenses	172,874	42,043

Loss from operations	(171,940)	(41,641)

Other Expense
Change in fair value of derivative liabilities	(134,237)	(2,178)
Interest expense	(100,456)	-
Net Other Expense	(234,693)	(2,178)

Net Loss	$(406,633)	$(43,819)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	664,499,399	464,667,527

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(406,633)	$(43,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,808	11,093
Amortization of debt discounts	81,813	-
Change in fair value of derivative liabilities	134,237	2,178
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	93,263	(2,249)
Accrued salary	24,000	24,000
Accrued interest	18,643	-
Prepaid expenses	-	(500)
Net Cash Used in Operating Activities	(43,869)	(9,297)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	200	-
Proceeds from related party	1,750	-
Repayment of loan to related party	(100)	-
Net cash provided by Financing Activities	1,850	-

Net cash increase for period	(42,019)	(9,297)
Cash at beginning of period	42,567	14,637
Cash at end of period	$548	$5,340

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$69,284	$-
Resolution of derivative liability upon conversion of debt	$137,170	$-
Derivative liability recognized as debt discount	$67,500	$-

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on October 13, 2017.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AppYea and its subsidiary. Intercompany transactions and balances have been eliminated.

3. GOING CONCERN AND LIQUIDITY

At September 30, 2017, the Company had cash of $548 and current liabilities of $576,473 and a working capital deficit of $575,925. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at September 30, 2017 and June 30, 2017, the balance of fixed assets represented a vehicle and mobile application software as follows:

	September 30,	June 30,
	2017	2017
Mobile applications	$257,870	$257,870
Accumulated depreciation	(229,634)	(218,826)
Fixed assets, net	$28,236	$39,044

Depreciation expense for the three months ended September 30, 2017 and 2016 was $10,808 and $11,093, respectively.

5. CONVERTIBLE LOANS

At September 30, 2017 and June 30, 2017, convertible loans consisted of the following:

	September 30,	June 30,
	2017	2017
March 2015 Note	$-	$-
November 2016 Note -1	189,802	246,833
November 2016 Note -2	4,044	4,044
Total convertible notes payable	193,846	250,877

Accrued interest	17,657	11,267
Less: Unamortized debt discount	(72,927)	(87,240)
Total convertible notes	138,576	174,904

Less: current portion of convertible notes	138,576	174,904
Long-term convertible notes	$-	$-

During the three months ended September 30, 2017 and 2016, the Company recognized amortization of discount, included in interest expense, of $81,813 and $0, respectively.

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

As of September 30, 2017 and June 30, 2017, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0.

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

During the three months ended September 30, 2017, the Company converted notes with principal amounts and accrued interest of $69,284 into 175,131,324 shares of common stock. The corresponding derivative liability at the date of conversion of $137,170 was credited to additional paid in capital.

During the year ended September 30, 2017, a total of $19,000 note principal was assigned to two lenders under the same term and conversion price.

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

Warrants

A summary of activity during the three months ended September 30, 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	5,000,000	$0.03
Granted	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2017	5,000,000	$0.03

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price

5,000,000	2.13	$0.03	5,000,000	$0.03

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At September 30, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year Ended
	September 30, 2017	June 30, 2017
Expected term	0.13 - 2.13 years	0.38 - 2.38 years
Expected average volatility	173%-291%	235%-288%
Expected dividend yield	-	-
Risk-free interest rate	1.03%-1.47%	1.14%-1.38%

At September 30, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
March 2015 Note	$1,996	$-	$-	$1,996
November 2016 Note 1	163,162	-	-	163,162
November 2016 Note 2	8,987	-	-	8,987
Warrants -Issued in fiscal year 2017	4,738	-	-	4,738
Total liabilities	$178,883	$-	$-	$178,883

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2017	$114,316

Addition of new derivatives recognized as debt discounts	67,500
Addition of new derivatives recognized as loss on derivatives	222,531
Settled on issuance of common stock	(137,170)
Gain on change in fair value of the derivative	(88,294)
Balance - September 30, 2017	$178,883

The aggregate loss on derivatives during the three months ended September 30, 2017 and 2016 was $134,237 and $2,178.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

During 2017, the Company entered into discussions regarding a proposed merger with Decision Diagnostics Corporation (“DECN”) and entered into a Preliminary Agreement Leading to a Triangular Merger (“Merger Agreement”). The Company determined that the Merger Agreement was not in the best interest of its Shareholders and terminated the Merger Agreement. In order to resolve any potential disputes or claims, the Company entered into a Settlement Agreement and Release (“Settlement”), a copy of which is included as Exhibit _____ to this Form 10-Q.

DECN shall forever release and discharge, any and all claims or demands, of any type or description, whether known or unknown, that have been asserted or could have been asserted against the Company and shall further forever release and discharge the Company, from any and all claims, demands, causes of action, and liabilities of any kind whatsoever (upon any legal or equitable theory, whether contractual, common-law, statutory, federal, state, local, or otherwise) (collectively the “Claims”), arising by reason of any act, omission, transaction or occurrence which DECN ever had or now has against the Company existing on, after, or prior to the execution date of the Settlement Agreement. DECN further agrees to indemnify the Company to the fullest extent of the law with respect to any violation by DECN of the releases and discharges given hereunder.

According to the Settlement, the Company issued 75,000,000 shares of common stock in October 2017. During the three months ended September 30, 2017, the Company recorded settlement expense of $67,500 and accrued expenses of $67,500 as of September 30, 2017.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the three months ended September 30, 2017 and 2016, the Company incurred $613 and $607, respectively.

10. SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at September 30, 2017 and June 30, 2017, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

During the three months ended September 30, 2017, the Company issued common shares, as follows:

•	an aggregate of 175,131,324 common shares were issued for the conversion of debt and accrued interest of $69,284, and released derivative liabilities of $137,170 to paid-in capital
•	30,000,000 common shares were issued for cash of $200 and reduction in common stock payable of $57,273

As at September 30, 2017 and June 30, 2017, 725,104,637 and 519,973,313 shares of the Company's common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the three months ended September 30, 2017 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of September 30, 2017, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

11. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of September 30, 2017, and June 30, 2017, the Company recorded accrued salary of $152,000 and $128,000, respectively.

During the three months ended September 30, 2017, the Company borrowed a total amount of $1,750 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $100. This loan is a non-interest bearing and due on demand. As of September 30, 2017, and June 30, 2017, the Company owed EVP, a related party $75,258 and $73,608, respectively.

12. SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued common shares as follow;

•	87,049,697 shares of common stock for conversion of debt and accrued interest of $35,212.
•	75,000,000 shares of common stock according to the settlement agreement (Note9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "West Coast Ventures" mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc. and The Diagnostic Centers, Inc., unless otherwise indicated.

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

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three months ended
	September 30,
	2017	2016
Revenue	$934	$402
Operating expenses	$(172,874)	$(42,043)
Other expense	$(234,693)	$(2,178)
Net loss	$(406,633)	$(43,819)

We generated revenues of $934 for the three months ended September 30, 2017, compared to revenues of $402 for the same period in 2016. During our limited history, we have generated nominal revenue.

Our operating expenses, for the three months ended September 30, 2017 were $172,874 compared to $42,043 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in consulting expenses and settlement expense.

Other expense, for the three months ended September 30, 2017 were $234,693 compared to $2,178 for the same period in 2016. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

We incurred a net loss of $406,633 and $43,819 for the three months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and June 30, 2017, respectively.

Working Capital

	September 30,	June 30,
	2017	2017
Current Assets	$548	$42,567
Current Liabilities	$643,973	$496,821
Working Capital (Deficiency)	$(643,425)	$(454,254)

Cash Flows

	September 30,
	2017	2016
Cash Flows From (Used In) Operating Activities	$(43,869)	$(9,297)
Cash Flows Used In Investing Activities	$-	-
Cash Flows From Financing Activities	$1,850	$-
Net (Decrease In Cash During Period	$(42,019)	$(9,297)

As at September 30, 2017 our company’s cash balance was $548 and total assets were $28,784. As at June 30, 2017, our company’s cash balance was $42,567 and total assets were $81,611.

As at September 30, 2017, our company had total liabilities of $643,973, compared with total liabilities of $496,821 as at June 30, 2017.

As at September 30, 2017, our company had working capital deficiency of $643,425 compared with working capital deficiency of $454,254 as at June 30, 2017. The increase in working capital deficiency was primarily attributed to a decrease in cash of $42,019 and an increase in accounts payable and accrued liabilities of $93,263 and derivative liabilities of $64,567.

Cash Flow from Operating Activities

During the three months ended September 30, 2017, our company used $43,869 in cash from operating activities, compared to $9,297 cash used in operating activities during the three months ended September 30, 2016. During the three months ended September 30, 2017 we incurred a net loss of $406,633 of which $226,858 arose from non-cash expenses and we generated cash flow of $135,906 from the net increase in current liabilities. During the three months ended September 30, 2016 we incurred a net loss of $43,819 of which $13,271 arose from non-cash expenses and we generated cash flow of $21,751 from the net increase in current liabilities.

Cash Flow from Investing Activities

During the three months ended September 30, 2017 and 2016, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2017 our company received $1,850 from financing activities compared to $0 received from financing activities during the three months ended September 30, 2016. During the three months ended September 30, 2017, we received $200 from the issuance of our common shares, $1,750 loan from a related party and repaid $100 to a related party.

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2017, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: November 14, 2017	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

