Form 10-Q
period 2017-12-31
APPYEA, INC
filed 2018-02-20
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 887-8142
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

1,145,531,606 common shares issued and outstanding as of February 16, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$10,087	$42,567
Total Current Assets	10,087	42,567

Fixed assets, net of accumulated depreciation of $237,570 and $218,826	20,300	39,044
Investment in equity method investee	25,000	-
TOTAL ASSETS	$55,387	$81,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	101,189	5,993
Accrued salary	176,000	128,000
Convertible loans and accrued interest, net of unamortized discounts of $154,465 and $87,240, respectively	104,267	174,904
Convertible loans and accrued interest - related party, net of unamortized discounts of $6,261 and $0, respectively	2,155	-
Due to related party	87,087	73,608
Derivative liability	440,701	114,316
Total Current Liabilities	911,399	496,821

Total Liabilities	911,399	496,821

Stockholders' Deficit:
Series A preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	500	500
Common stock, $0.0001 par value, 1,500,000,000 shares authorized, 1,092,349,788 and 519,973,313 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	109,235	51,997
Additional paid-in capital	4,698,533	4,210,156
Stock payable	62,727	105,000
Accumulated deficit	(5,727,007)	(4,782,863)
Total Stockholders' Deficit	(856,012)	(415,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,387	$81,611

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$110	$139	$1,044	$541

Operating Expenses
Legal and professional fees	164,974	83,506	229,804	86,503
General and administrative	37,860	33,304	135,096	61,257
Depreciation	7,936	10,891	18,744	21,984
Total Operating Expenses	210,770	127,701	383,644	169,744

Loss from operations	(210,660)	(127,562)	(382,600)	(169,203)

Other Expense
Change in fair value of derivative liabilities	(215,751)	1,118	(349,988)	(1,060)
Interest expense	(111,100)	(5,989)	(211,556)	(5,989)
Net Other Expense	(326,851)	(4,871)	(561,544)	(7,049)

Net Loss	$(537,511)	$(132,433)	$(944,144)	$(176,252)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	944,991,968	467,874,049	805,777,397	464,270,788

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(944,144)	$(176,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,744	21,984
Common stock issued for services	99,500	15,000
Convertible note issued for services	-	25,000
Amortization of debt discounts	171,514	4,119
Change in fair value of derivative liabilities	349,988	1,060
Changes in operating assets and liabilities:
Prepaid expenses	-	(34,333)
Accounts payable and accrued liabilities	95,196	404
Accrued salary	48,000	48,000
Accrued interest	40,043	1,870
Net Cash Used in Operating Activities	(121,159)	(93,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	(25,000)	-
Net cash used in Investing Activities	(25,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	200	-
Proceeds from convertible notes payable, net of original issue discounts	91,667	90,000
Proceeds from convertible notes payable - related party, net of original issue discounts	8,333	-
Proceeds from related party	20,050	11,417
Repayment of loan to related party	(6,571)	(10,309)
Net cash provided by Financing Activities	113,679	91,108

Net cash decrease for period	(32,480)	(2,040)
Cash at beginning of period	42,567	14,637
Cash at end of period	$10,087	$12,597

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$145,039	$-
Resolution of derivative liability upon conversion of debt	$258,603	$-
Derivative liability recognized as debt discount	$235,000	$11,500

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of December 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on October 13, 2017.

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

Equity Method Investment

The Company owns membership interests of 5% in an LLC. The Company accounts for its interest in this entity using the equity method. The Company’s investment in this entity was $25,000 at December 31, 2017. Under the equity method of accounting, the Company records the investment at cost. The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity. Conversely, the Company’s investment is decreased by distributions made by the Company and by its proportionate share of losses. On a combined basis, the assets, liabilities, revenues and expenses of the entity was not significant during the three months ended December 31, 2017.

Fair Value of Financial Instruments

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at December 31, 2017 and June 30, 2017, measured at fair value on a recurring basis:

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$440,701	$440,701

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$114,316	$114,316

3. GOING CONCERN AND LIQUIDITY

At December 31, 2017, the Company had cash of $10,087 and current liabilities of $911,399 and a working capital deficit of $856,012. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at December 31, 2017 and June 30, 2017, the balance of fixed assets represented a vehicle and mobile application software as follows:

	December 31,	June 30,
	2017	2017
Mobile applications	$257,870	$257,870
Accumulated depreciation	(237,570)	(218,826)
Fixed assets, net	$20,300	$39,044

Depreciation expense for the six months ended December 31, 2017 and 2016 was $18,744 and $21,984, respectively.

5. CONVERTIBLE LOANS

At December 31, 2017 and June 30, 2017, convertible loans consisted of the following:

	December 31,	June 30,
	2017	2017
March 2015 Note	$-	$-
November 2016 Note -1	140,802	246,833
November 2016 Note -2	-	4,044
Convertible notes -Issued in fiscal year 2018	101,667	-
Total convertible notes payable	242,469	250,877

Accrued interest	16,263	11,267
Less: Unamortized debt discount	(154,465)	(87,240)
Total convertible notes	104,267	174,904

Less: current portion of convertible notes	104,267	174,904
Long-term convertible notes	$-	$-

During the six months ended December 31, 2017 and 2016, the Company recognized amortization of discount, included in interest expense, of $169,442 and $4,119, respectively.

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

As of December 31, 2017 and June 30, 2017, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0.

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

During the six months ended December 31, 2017, the Company converted notes with principal amounts and accrued interest of $138,839 into 409,194,657 shares of common stock. The corresponding derivative liability at the date of conversion of $241,694 was credited to additional paid in capital.

During the six months ended December 31, 2017, a total of $19,000 note principal was assigned to two lenders under the same term and conversion price.

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

During the six months ended December 31, 2017, the Company converted notes with principal amounts and accrued interest of $6,200 into 28,181,818 shares of common stock. The corresponding derivative liability at the date of conversion of $16,909 was credited to additional paid in capital.

During the six months ended December 31, 2017, a total of $4,044 note principal was assigned to a lender under the same term and conversion price.

Promissory Notes - Issued in fiscal year 2018

During the six months ended December 31, 2017, the Company issued a total of $101,667 note with the following terms:

•	Terms ranging from 6 months to 9 months.
•	Annual interest rates of 8 - 12%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts totaling to $10,000 and the Company received cash of $91,667.

The Company identified conversion features embedded within certain notes and warrants issued during the period ended December 31, 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 42,500,000 shares of common stock, for a period of five years from issuance, at a price of $0.0005 per share. As a result of the reset features, the warrants increased by 54,090,909 and the total warrants exercisable into 96,590,909 shares of common stock at $0.00022 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

Warrants

A summary of activity during the six months ended December 31, 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	5,000,000	$0.03
Granted	42,500,000	0.0005
Reset feature	54,090,909	0.0002
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2017	101,590,909	$0.0017

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
5,000,000	1.87	$0.03	5,000,000	$0.03
96,590,909	4.79	$0.0002	96,590,909	$0.0002
101,590,909	2.32	$0.0017	101,590,909	$0.0017

6. CONVERTIBLE LOANS – RELATED PARTY

At December 31, 2017 and June 30, 2017, convertible loan – related party consisted of the following:

	December 31,	June 30,
	2017	2017
Convertible notes - related party -Issued in fiscal year 2018	8,333	-
Total convertible notes payable	8,333	-

Accrued interest -related party	83	-
Less: Unamortized debt discount - related party	(6,261)	-
Total convertible notes	2,155	-

Less: current portion of convertible notes - related party	2,155	-
Long-term convertible notes	$-	$-

During the six months ended December 31, 2017 and 2016, the Company recognized amortization of discount, included in interest expense, of $2,072 and $0, respectively.

Promissory Notes - Issued in fiscal year 2018

During the six months ended December 31, 2017, the Company issued a total of $8,333 note with the following terms:

•	Terms of 6 months.
•	Annual interest rates of 8%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (45% discount) average closing prices of the Company’s shares during 20 days prior to conversion.

The Company received cash of $8,333.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended January 31, 2017 amounted to $9,371. $8,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,038 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year Ended
	December 31, 2017	June 30, 2017
Expected term	0.04 - 5.00 years	0.38 - 2.38 years
Expected average volatility	173%-488%	235%-288%
Expected dividend yield	-	-
Risk-free interest rate	0.96%-2.20%	1.14%-1.38%

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2017:

Balance - June 30, 2017	$114,316

Addition of new derivatives recognized as debt discounts	235,000
Addition of new derivatives recognized as loss on derivatives	407,488
Settled on issuance of common stock	(258,603)
Gain on change in fair value of the derivative	(57,500)
Balance – December 31, 2017	$440,701

The aggregate loss on derivatives during the six months ended December 31, 2017 and 2016 was $349,988 and $1,060.

8. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

During 2017, the Company entered into discussions regarding a proposed merger with Decision Diagnostics Corporation (“DECN”) and entered into a Preliminary Agreement Leading to a Triangular Merger (“Merger Agreement”). The Company determined that the Merger Agreement was not in the best interest of its Shareholders and terminated the Merger Agreement. In order to resolve any potential disputes or claims, the Company entered into a Settlement Agreement and Release (“Settlement”).

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

According to the Settlement, the Company issued 75,000,000 shares of common stock in October 2017. During the six months ended December 31, 2017, the Company recorded settlement expense of $67,500.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the six months ended December 31, 2017 and 2016, the Company incurred $1,238 and $1,215, respectively.

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at December 31, 2017 and June 30, 2017, 5,000,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the six months ended December 31, 2017, the Company issued common shares, as follows:

•	an aggregate of 437,376,475 common shares were issued for the conversion of debt and accrued interest of $145,039, and released derivative liabilities of $258,603 to paid-in capital
•	30,000,000 common shares were issued for cash of $200 and reduction in common stock payable of $57,273
•	75,000,000 common shares were issued with a fair value of $67,500 according to the settlement (Note8).
•	30,000,000 common shares were issued with a fair value of $17,000 for consulting services

As at December 31, 2017 and June 30, 2017, 1,092,349,788 and 519,973,313 shares of the Company's common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the six months ended December 31, 2017 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of December 31, 2017, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the six months ended December 31, 2017, the Company issued 10,000,000 shares with a fair value of $5,000. As of December 31, 2017, the Company had $15,000 in stock payable for which it is obligated to issued 30,000,000 shares of common stock for consulting services.

10. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of December 31, 2017, and June 30, 2017, the Company recorded accrued salary of $176,000 and $128,000, respectively.

During the six months ended December 31, 2017, the Company borrowed a total amount of $20,050 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $6,571. This loan is a non-interest bearing and due on demand. As of December 31, 2017, and June 30, 2017, the Company owed EVP, a related party $87,087 and $73,608, respectively.

11. SUBSEQUENT EVENTS

On January 16, 2018, the Company amended the conversion rate of Securities Purchase Agreement dated July 15, 2016 and effective as of March 7, 2016 in which Douglas O. McKinnon, the current CEO, agreed to accrue his base compensation until paid in cash or restricted shares of common stock of the Company. The Agreement called for the conversion rate to “be equal to the most recent convertible note of the Company” if paid in restricted common stock and it is amended to the conversion rate to” the lesser (1) the lowest trading price during the previous 25 trading day period ending on the latest complete trading day prior to the date of October 13, 2017 or (2) 55% multiplied by the lowest trading price during the 25 trading day period ended on the latest complete trading day prior to conversion date”.

On February 2, 2018, the Company issued 53,181,818 shares of common stock for conversion of debt and accrued interest of $8,775.

On February 15, 2018, the Company submitted for approval, a Certificate of Amendment with the state of South Dakota, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 1,500,000,000 to 6,000,000,000, par value $0.0001 and to increase the number of authorized Series A Preferred Stock from 5,000,000 to 60,000,000, par value $0.0001.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "AppYea" mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc. and The Diagnostic Centers, Inc., unless otherwise indicated.

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

Results of Operations

Three months ended December 31, 2017 compared to three months ended December 31, 2016.

	Three Months Ended
	December 31,
	2017	2016
Revenue	$110	$139
Operating expenses	$(210,770)	$(127,701)
Other expense	$(326,851)	$(4,871)
Net loss	$(537,511)	$(132,433)

We generated revenues of $110 for the three months ended December 31, 2017, compared to revenues of $139 for the same period in 2016. During our limited history, we have generated nominal revenue.

Our operating expenses, for the three months ended December 31, 2017 were $210,770 compared to $127,701 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in consulting expenses and professional fees.

Other expense, for the three months ended December 31, 2017 were $326,851 compared to $4,871 for the same period in 2016. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

We incurred a net loss of $537,511 and $132,433 for the three months ended December 31, 2017 and December 31, 2016, respectively.

Six months ended December 31, 2017 compared to Six months ended December 31, 2016.

	Six months ended
	December 31,
	2017	2016
Revenue	$1,044	$541
Operating expenses	$(383,644)	$(169,744)
Other expense	$(561,544)	$(7,049)
Net loss	$(944,144)	$(176,252)

We generated revenues of $1,044 for the six months ended December 31, 2017, compared to revenues of $541 for the same period in 2016. During our limited history, we have generated nominal revenue.

Our operating expenses, for the six months ended December 31, 2017 were $383,644 compared to $169,744 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in stock based compensation and professional fees, offset by a decrease in general and administrative expenses.

Other expense, for the six months ended December 31, 2017 were $561,544 compared to $7,049 for the same period in 2016. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

We incurred a net loss of $944,144 and $176,252 for the six months ended December 31, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2017 and June 30, 2017, respectively.

Working Capital

	December 31,	June 30,
	2017	2017
Cash	$10,087	$42,567

Current Assets	$10,087	$42,567
Current Liabilities	$911,399	$496,821
Working Capital Deficiency	$(901,312)	$(454,254)

Cash Flows

	Six months ended
	December 31,
	2017	2016
Cash Flows Used In Operating Activities	$(121,159)	$(93,148)
Cash Flows Used In Investing Activities	$(25,000)	-
Cash Flows From Financing Activities	$113,679	$91,108
Net Decrease In Cash During Period	$(32,480)	$(2,040)

As at December 31, 2017 our company’s cash balance was $10,087 and total assets were $55,387. As at June 30, 2017, our company’s cash balance was $42,567 and total assets were $81,611.

As at December 31, 2017, our company had total liabilities of $911,399, compared with total liabilities of $496,821 as at June 30, 2017.

As at December 31, 2017, our company had a working capital deficiency of $901,312 compared with working capital deficiency of $454,254 as at June 30, 2017. The increase in working capital deficiency was primarily attributed a decrease in cash of $32,480 and an increase in accounts payable and accrued liabilities of $95,196 and derivative liabilities of $326,385.

Cash Flow from Operating Activities

During the six months ended December 31, 2017, our company used $121,159 in cash from operating activities, compared to $93,148 cash used in operating activities during the six months ended December 31, 2016. During the six months ended December 31, 2017 we incurred a net loss of $944,144 of which $639,746 arose from non-cash expenses and we generated cash flow of $183,239 from the net increase in current liabilities. During the six months ended December 31, 2016 we incurred a net loss of $176,252 of which $67,163 arose from non-cash expenses and we generated cash flow of $50,274 from the net increase in current liabilities and used $34,333 from the net increase in current assets.

Cash Flow from Investing Activities

During the six months ended December 31, 2017 and 2016, our company used $25,000 for investment in equity method investee and $0, respectively

Cash Flow from Financing Activities

During the six months ended December 31, 2017 our company received $113,679 from financing activities compared to $91,108 received from financing activities during the six months ended December 31, 2016. During the six months ended December 31, 2017, we received $91,667 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $20,050 loan from a related party and repaid $6,571 to a related party. During the six months ended December 31, 2016, we received $90,000 by way of loan under a convertible note payable and $11,417 loan from a related party and repaid $10,309 to a related party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 5, 2018, the Company's Majority Stockholders adopted by written consent to approve the amendment to our articles of incorporation to increase our authorized common shares from 1,500,000,000 to 6,000,000,000 and to increase our authorized preferred shares from 5,000,000 to 60,000,000, to be effective on or about February 8, 2018. The Company filed and mailed a Definitive Schedule 14C, Information Statement on January 19, 2018 detailing the increase of authorized capital. Pursuant to the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Amendment may not be effected until at least 20 calendar days after the Information Statement is sent or given to the stockholders of the Company.

The Application for Amended Articles of Incorporation to increase the Company's authorized capital was filed with the South Dakota Secretary of State on February 14, 2018 and was effective on February 15, 2018.

Item 6. Exhibits

Exhibit Number	Description
(3)
3.1*	Application for Amended Articles of Incorporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: February 20, 2018	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

