Form 10-Q
period 2018-03-31
APPYEA, INC
filed 2018-05-21
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

 ______________________________________________________________

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

Large accelerated filer	☐			☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

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

1,200,477,060 common shares issued and outstanding as of May 18, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,258	$42,567
Accounts receivable – related party	11,641	-
Total Current Assets	12,899	42,567

Fixed assets, net of accumulated depreciation of $244,070 and $218,826	13,800	39,044
Investment in equity method investee	24,524	-
TOTAL ASSETS	$51,223	$81,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	198,071	5,993
Accrued salary	200,000	128,000
Convertible loans and accrued interest, net of unamortized discounts of $57,750 and $87,240, respectively	200,233	174,904
Convertible loans and accrued interest - related party, net of unamortized discounts of $746 and $0, respectively	7,837	-
Due to related party	87,087	73,608
Derivative liability	576,984	114,316
Total Current Liabilities	1,270,212	496,821

Total Liabilities	1,270,212	496,821

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	500	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 1,168,413,424 and 519,973,313 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	116,841	51,997
Additional paid-in capital	4,725,039	4,210,156
Stock payable	62,727	105,000
Accumulated deficit	(6,124,096)	(4,782,863)
Total Stockholders' Deficit	(1,218,989)	(415,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,223	$81,611

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$158	$178	$1,202	$719
Revenues - related party	11,641	-	11,641	-
Total Revenue	11,799	178	12,843	719

Operating Expenses
Legal and professional fees	103,567	91,308	333,371	177,811
General and administrative	26,301	44,383	161,397	105,640
Depreciation	6,500	10,808	25,244	32,792
Total Operating Expenses	136,368	146,499	520,012	316,243

Loss from operations	(124,569)	(146,321)	(507,169)	(315,524)

Other Income (Expense)
Change in fair value of derivative liabilities	(159,104)	5,276	(509,092)	4,216
Interest expense	(112,940)	(10,506)	(324,496)	(16,495)
Loss on Investment in equity method investee	(476)	-	(476)	-
Net Other Expense	(272,520)	(5,230)	(834,064)	(12,279)

Net Loss	$(397,089)	$(151,551)	$(1,341,233)	$(327,803)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,133,230,709	464,667,527	913,338,132	464,667,527

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,341,233)	$(327,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,244	32,792
Common stock issued for services	99,500	24,000
Convertible note issued for services	-	25,000
Amortization of debt discounts	273,744	9,326
Loss on investment in equity method investee	476	-
Change in fair value of derivative liabilities	509,092	(4,216)
Changes in operating assets and liabilities:
Accounts receivable	(11,641)	-
Prepaid expenses	-	(31,833)
Accounts payable and accrued liabilities	192,078	(785)
Accrued salary	72,000	72,000
Accrued interest	50,752	7,169
Net Cash Used in Operating Activities	(129,988)	(194,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	(25,000)	-
Net cash used in Investing Activities	(25,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	200	-
Proceeds from convertible notes payable, net of original issue discounts	91,667	157,500
Proceeds from convertible notes payable - related party, net of original issue discounts	8,333	-
Proceeds from loan to related party	20,050	59,617
Repayment of loan to related party	(6,571)	(16,809)
Net cash provided by Financing Activities	113,679	200,308

Net cash decrease for period	(41,309)	5,958
Cash at beginning of period	42,567	14,637
Cash at end of period	$1,258	$20,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$156,331	$-
Resolution of derivative liability upon conversion of debt	$281,424	$-
Derivative liability recognized as debt discount	$235,000	$11,500

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on October 13, 2017.

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

Equity Method Investment

The Company owns membership interests of 5% in Cedar Creek Labs Series Two LLC. The Company accounts for its interest in this entity using the equity method. The Company’s investment in this entity was $25,000 at March 31, 2018. Under the equity method of accounting, the Company records the investment at cost. The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity. Conversely, the Company’s investment is decreased by distributions made by the Company and by its proportionate share of losses. During the nine months ended March 31, 2018, the Company recognized loss on Investment in equity method investee of $476.

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

The following table summarizes fair value measurements by level at March 31, 2018 and June 30, 2017, measured at fair value on a recurring basis:

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$576,984	$576,984

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$114,316	$114,316

3. GOING CONCERN AND LIQUIDITY

At March 31, 2018, the Company had cash of $1,258 and current liabilities of $1,270,212 and a working capital deficit of $1,257,313. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at March 31, 2018 and June 30, 2017, the balance of fixed assets represented a vehicle and mobile application software as follows:

	March 31,	June 30,
	2018	2017
Mobile applications	$257,870	$257,870
Accumulated depreciation	(244,070)	(218,826)
Fixed assets, net	$13,800	$39,044

Depreciation expense for the nine months ended March 31, 2018 and 2017 was $25,244 and $32,792, respectively.

5. CONVERTIBLE LOANS

At March 31, 2018 and June 30, 2017, convertible loans consisted of the following:

	March 31,	June 30,
	2018	2017
March 2015 Note	$-	$-
November 2016 Note -1	132,803	246,833
November 2016 Note -2	-	4,044
Convertible notes -Issued in fiscal year 2018	101,667	-
Total convertible notes payable	234,470	250,877

Accrued interest	23,513	11,267
Less: Unamortized debt discount	(57,750)	(87,240)
Total convertible notes	200,233	174,904

Less: current portion of convertible notes	200,233	174,904
Long-term convertible notes	$-	$-

During the nine months ended March 31, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $266,157 and $9,326, respectively.

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

As of March 31, 2018, and June 30, 2017, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0.

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

On January 26, 2017 and June 30, 2017, the Company issued convertible notes of $75,000 and $75,000 according to the loan agreement on November 15, 2016.

During the nine months ended March 31, 2018, the Company converted notes with principal amounts and accrued interest of $150,131 into 485,258,293 shares of common stock. The corresponding derivative liability at the date of conversion of $264,514 was credited to additional paid in capital.

During the nine months ended March 31, 2018, a total of $19,000 note principal was assigned to two lenders under the same term and conversion price.

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

During the nine months ended March 31, 2018, the Company converted notes with principal amounts and accrued interest of $6,200 into 28,181,818 shares of common stock. The corresponding derivative liability at the date of conversion of $16,909 was credited to additional paid in capital.

During the nine months ended March 31, 2018, a total of $4,044 note principal was assigned to a lender under the same term and conversion price.

Promissory Notes - Issued in fiscal year 2018

During the nine months ended March 31, 2018, the Company issued a total of $101,667 note with the following terms:

·	Terms ranging from 6 months to 9 months.
·	Annual interest rates of 8 - 12%.
·	Convertible at the option of the holders at issuance.
·	Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts totaling to $10,000 and the Company received cash of $91,667.

The Company identified conversion features embedded within certain notes and warrants issued during the period ended March 31, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 42,500,000 shares of common stock, for a period of five years from issuance, at a price of $0.0005 per share. As a result of the reset features, the warrants increased by 150,681,818 and the total warrants exercisable into 193,181,818 shares of common stock at $0.00011 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

Warrants

A summary of activity during the nine months ended March 31, 2018 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	5,000,000	$0.03
Granted	42,500,000	0.0005
Reset feature	150,681,818	0.0001
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2018	198,181,818	$0.0009

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
5,000,000	1.63	$0.03	5,000,000	$0.03
193,181,818	4.54	$0.0001	193,181,818	$0.0001
198,181,818	2.23	$0.0009	198,181,818	$0.0009

6. CONVERTIBLE LOANS – RELATED PARTY

At March 31, 2018 and June 30, 2017, convertible loan – related party consisted of the following:

	March 31,	June 30,
	2018	2017
Convertible notes - related party -Issued in fiscal year 2018	8,333	-
Total convertible notes payable	8,333	-

Accrued interest -related party	250	-
Less: Unamortized debt discount - related party	(746)	-
Total convertible notes	7,837	-

Less: current portion of convertible notes - related party	7,837	-
Long-term convertible notes	$-	$-

During the nine months ended March 31, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $7,587 and $0, respectively.

Promissory Notes - Issued in fiscal year 2018

During the nine months ended March 31, 2018, the Company issued a total of $8,333 note with the following terms:

·	Terms of 6 months.
·	Annual interest rates of 8%.
·	Convertible at the option of the holders at issuance.
·	Conversion prices are typically based on the discounted (45% discount) average closing prices of the Company’s shares during 20 days prior to conversion.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended March 31, 2018 amounted to $9,371. $8,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,038 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At March 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year Ended
	March 31, 2018	June 30, 2017
Expected term	0.04 - 5.00 years	0.38 - 2.38 years
Expected average volatility	173%-488%	235%-288%
Expected dividend yield	-	-
Risk-free interest rate	0.96%-2.68%	1.14%-1.38%

The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2017	$114,316

Addition of new derivatives recognized as debt discounts	235,000
Addition of new derivatives recognized as loss on derivatives	407,488
Settled on issuance of common stock	(281,424)
Gain on change in fair value of the derivative	101,604
Balance - March 31, 2018	$576,984

The aggregate gain (loss) on derivatives during the nine months ended March 31, 2018 and 2017 was $(509,092) and $4,216.

8. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Agreements

In December 2016, the Company entered into a contract agreement with M Endeavors, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company pays a monthly fee of $8,000 and expenses related to this contract. As of March 31, 2018, and June 30, 2017, the Company recorded accrued expenses of $75,250 and $7,900, respectively.

In December 2016, the Company entered into a contract agreement with Big Dreams ventures, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreement shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company pays a monthly fee of $10,000 and expenses related to this contract. As of March 31, 2018, and June 30, 2017, the Company recorded accrued expenses of $51,000 and $7,150, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company pays $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. As of March 31, 2018, the Company recorded accrued expense of $12,000.

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

According to the Settlement, the Company issued 75,000,000 shares of common stock in October 2017. During the nine months ended March 31, 2018, the Company recorded settlement expense of $67,500.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the nine months ended March 31, 2018 and 2016, the Company incurred $1,863 and $1,820, respectively.

9. SHAREHOLDERS' EQUITY

Amendment to Articles of Incorporation or Bylaws

On February 15, 2018, the Company filed a Certificate of Amendment with the state of South Dakota, to the Company’s Articles of Incorporation, to increase in the number of authorized shares of its common stock from 1,500,000,000 to 6,000,000,000, par value $0.0001 and to increase the number of authorized Series A Preferred Stock from 5,000,000 to 60,000,000, par value $0.0001.

Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at March 31, 2018 and June 30, 2017, 5,000,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the nine months ended March 31, 2018, the Company issued common shares, as follows:

·	an aggregate of 513,440,111 common shares were issued for the conversion of debt and accrued interest of $156,330, and released derivative liabilities of $281,424 to paid-in capital
·	30,000,000 common shares were issued for cash of $200 and reduction in common stock payable of $57,273
·	75,000,000 common shares were issued with a fair value of $67,500 according to the settlement (Note8).
·	30,000,000 common shares were issued with a fair value of $17,000 for consulting services

As at March 31, 2018 and June 30, 2017, 1,168,413,424 and 519,973,313 shares of the Company's common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the nine months ended March 31, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of March 31, 2018, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the nine months ended March 31, 2018, the Company issued 10,000,000 shares with a fair value of $5,000. As of March 31, 2018, the Company had $15,000 in stock payable for which it is obligated to issued 30,000,000 shares of common stock for consulting services.

10. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of March 31, 2018, and June 30, 2017, the Company recorded accrued salary of $200,000 and $128,000, respectively.

During the nine months ended March 31, 2018, the Company borrowed a total amount of $20,050 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $6,571. This loan is a non-interest bearing and due on demand. As of March 31, 2018, and June 30, 2017, the Company owed EVP, a related party $87,087 and $73,608, respectively.

On November 15, 2017, the Company entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. The Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. The Company owns membership interests of 5% in LLC and the transactions between the Company and LLC which is an equity method investee are deemed to be between related parties. During the nine months ended March 31, 2018, the Company recorded revenue and accounts receivable of $11,641.

11. SUBSEQUENT EVENTS

On April 2, 2018, the Company issued 32,063,636 shares of common stock for conversion of debt and accrued interest.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	2017
Revenue	$158	$178
Revenue - related party	$11,641	$-
Operating expenses	$(136,368)	$(146,499)
Other expense	$(272,520)	$(5,230)
Net loss	$(397,089)	$(151,551)

We generated revenues of $158 and revenues from related party of $11,641 for the three months ended March 31, 2018, compared to revenues of $178 for the same period in 2017.

Our operating expenses, for the three months ended March 31, 2018 were $136,368 compared to $146,499 for the same period in 2017. The decrease in operating expenses was primarily as a result of a decrease in travel expense.

Other net expense, for the three months ended March 31, 2018 were $272,520 compared to $5,230 for the same period in 2017. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

We incurred a net loss of $397,089 and $151,551 for the three months ended March 31, 2018 and 2017, respectively.

Nine months ended March 31, 2018 compared to Nine months ended March 31, 2017.

	Nine months ended
	March 31,
	2018	2017
Revenue	$1,202	$719
Revenue - related party	$11,641	$-
Operating expenses	$(520,012)	$(316,243)
Other expense	$(834,064)	$(12,279)
Net loss	$(1,341,233)	$(327,803)

We generated revenues of $1,202 and revenue from related party of $11,641 for the nine months ended March 31, 2018, compared to revenues of $719 for the same period in 2017.

Our operating expenses, for the nine months ended March 31, 2018 were $520,012 compared to $316,243 for the same period in 2017. The increase in operating expenses was primarily as a result of an increase in subcontractors expenses and professional fees, offset by a decrease in travel expense.

Other net expense, for the nine months ended March 31, 2018 were $834,064 compared to $12,279 for the same period in 2017. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

We incurred a net loss of $1,341,233 and $327,803 for the nine months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and June 30, 2017, respectively.

Working Capital

	March 31,	June 30,
	2018	2017
Cash	$1,258	$42,567

Current Assets	$12,899	$42,567
Current Liabilities	$1,270,212	$496,821
Working Capital Deficiency	$(1,257,313)	$(454,254)

Cash Flows

	Nine months ended
	March 31,
	2017	2016
Cash Flows Used In Operating Activities	$(129,988)	$(194,350)
Cash Flows Used In Investing Activities	$(25,000)	-
Cash Flows From Financing Activities	$113,679	$200,308
Net Increase (Decrease) In Cash During Period	$(41,309)	$5,958

As at March 31, 2018 our company’s cash balance was $1,258 and total assets were $51,223. As at June 30, 2017, our company’s cash balance was $42,567 and total assets were $81,611.

As at March 31, 2018, our company had total liabilities of $1,270,212, compared with total liabilities of $496,821 as at June 30, 2017.

As at March 31, 2018, our company had a working capital deficiency of $1,257,313 compared with working capital deficiency of $454,254 as at June 30, 2017. The increase in working capital deficiency was primarily attributed a decrease in cash of $41,309 and an increase in accounts payable and accrued liabilities of $192,078, accrued salary of $72,000 and derivative liabilities of $462,668.

Cash Flow from Operating Activities

During the nine months ended March 31, 2018, our company used $129,988 in cash from operating activities, compared to $194,350 cash used in operating activities during the nine months ended March 31, 2017. During the nine months ended March 31, 2018, we incurred a net loss of $1,341,233 of which $908,056 arose from non-cash expenses and we generated cash flow of $314,830 from the net increase in operating liabilities and used $11,641 from the net increase in operating assets. During the nine months ended March 31, 2017, we incurred a net loss of $327,083 of which $86,902 arose from non-cash expenses and we generated cash flow of $78,384 from the net increase in operating liabilities and used $31,833 from the net increase in operating assets.

Cash Flow from Investing Activities

During the nine months ended March 31, 2018 and 2017, our company used $25,000 for investment in equity method investee and $0, respectively

Cash Flow from Financing Activities

During the nine months ended March 31, 2018, our company received $113,679 from financing activities compared to $200,308 received from financing activities during the nine months ended March 31, 2017. During the nine months ended March 31, 2018, we received $91,667 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $20,050 loan from a related party and repaid $6,571 to a related party. During the nine months ended March 31, 2017, we received $157,500 by way of loan under a convertible note payable and $59,617 loan from a related party and repaid $16,809 to a related party.

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

None

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

____________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: May 21, 2018	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

