Form 10-K
period 2018-06-30
APPYEA, INC
filed 2018-10-15
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 29, 2017, was $584,842 based on a $0.00055 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,240,477,060 common shares as of October 10, 2018.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc. and The Diagnostic Centers, Inc., unless otherwise indicated.

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

We have two wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation.

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

On November 15, 2017, we entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. Our Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. Our company owns membership interests of 5% in LLC and the transactions between our company and LLC which is an equity method investee are deemed to be between related parties. The Company reviewed Cedar Creek Labs Serise Two LLC financial condition at June 30, 2018 and concluded that there is a 100% impairment loss related to the Company’s investment, and recorded an impairment loss of $24,524, for the year ended June 30, 2018.

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

Employees

As of June 30, 2018, we have no employees other than our officers and directors.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares were listed for quotation on the OTC Markets on September 18, 2014 under the symbol “APYP”.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
June 30, 2018	$0.0007	$0.0002
March 31, 2018	$0.0006	$0.0002
December 31, 2017	$0.0012	$0.0004
September 30, 2017	$0.0025	$0.0006
June 30, 2017	$0.0023	$0.0008
March 31, 2017	$0.003	$0.0011
December 31, 2016	$0.006	$0.0015
September 30, 2016	$0.0021	$0.0005
June 30, 2016	$0.004	$0.0005

Our shares are issued in registered form. VStock Transfer LLC at 77 Spruce Street, Suite 201, Cedarhurst NY 11516 (Telephone: (212) 828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On October 3, 2018, the shareholders’ list showed 46 registered shareholders with 1,240,477,060 common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 6,000,000,000 shares of Class A Common Stock, at $0.0001 par value, and 60,000,000 shares of Series A Preferred Stock, at $0.0001 par value.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2018.

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

Results of Operations

We generated revenue of $1,349 and $995, and revenue from related party of $2,900 and $0 for the years ended June 30, 2018 and 2017, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of legal and professional fees, general and administrative expenses, and depreciation expense, were $636,362 and $546,790, for the years ended June 30, 2018 and 2017, respectively. Operating expense increases during the year ended June 30, 2018, by $89,572 as compared to 2017, were primarily the result of increased professional fees. Professional fees increase by $52,941 during the year ended 2018, due to ani increase in consulting fees.

Other expenses totaled $1,362,143 for the year ended June 30, 2018 compared to $154,528 for the year ended June 30, 2017. The increase in other expenses was primarily related to an increase in interest expense as well as the loss on the change in the fair value of our derivative liabilities.

As a result of the foregoing, we incurred losses of $1, 994,256 and $700,323 during the years ended June 30, 2018 and 2017, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third party apps, investigation and analysis of the healthcare industry, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2018 and 2017.

	June 30,	June 30,
	2018	2017
Cash	$47,196	$42,567
Total Assets	$54,496	$81,611
Total Liabilities	$1,904,064	$496,821
Stockholders' Equity	$(1,849,568)	$(415,210)

As at June 30, 2018, the Company’s cash balance was $47,196 compared to $42,567 as at June 30, 2017 and our total assets at June 30, 2018 were $54,496 compared with $81,611 as at June 30, 2017. The decrease in total assets by $27,115 was primarily due to a decrease in fixed assets of $31,744.

As at June 30, 2018, the Company had total liabilities of $1,904,064 compared with total liabilities of $496,821 as at June 30, 2017. The increase in total liabilities of $1,407,243, during the year ended 2018, was the result of an increase in accounts payable and accrued liabilities of $269,319, convertible notes of $115,919, accrued salary of $96,000 and derivative liability of $902,549. As at June 30, 2018 and 2017, the Company accrued $224,000 and $128,000 for officer salary, respectively.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Cash Flows

	Year Ended
	June 30,
	2017	2016
Cash Flows Used In Operating Activities	$(135,550)	$(270,678)
Cash Flows Used In Investing Activities	$(25,000)	-
Cash Flows From Financing Activities	$165,179	$298,608
Net Increase In Cash During Period	$4,629	$27,930

During the year ended June 30, 2018, the Company used $135,550 in cash in operating activities compared to cash used in operating activities of $270,678 during the year ended June 30, 2017. During the year ended June 30, 2018, we incurred a net loss of $1,994,256 of which $1,413,053 arose from non-cash expenses and we generated cash flow of $445,653 from the net increase in current liabilities. By comparison, during the year ended June 30, 2017, we incurred a net loss of $700,323 of which $309,838 arose from non-cash expenses and we generated cash flow of $119,807 from the net increase in current liabilities and a decrease in our current assets.

During the year ended June 30, 2018 and 2017, our company used $25,000 for investment in equity method investee and $0, respectively

Net cash provided by financing activities for the year ended June 30, 2018 was $165,179, compared to net cash provided by financing activities of $298,608 for the year ended June 30, 2017. During the year ended June 30, 2018, we received $142,167 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $21,098 loan from a related party and repaid $6,619 to a related party. During the year ended June 30, 2017, we received $225,000 by way of loan under a convertible note payable and $98,517 loan from a related party and repaid $24,909 to a related party.

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

Going Concern

As of June 30, 2018, our company had a net loss of $1,994,256 and has generated nominal revenues. Our ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, our revenue generation and through the issuance of common shares or debt.

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

Item 8. Financial Statements and Supplementary Data

APPYEA, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AppYea, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppYea, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

October 15, 2018

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$47,196	$42,567
Total Current Assets	47,196	42,567

Fixed assets, net of accumulated depreciation of $250,570 and $218,826	7,300	39,044
TOTAL ASSETS	$54,496	$81,611

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	275,312	5,993
Accrued salary	224,000	128,000
Convertible loans and accrued interest, net of unamortized discounts of $81,968 and $87,240, respectively	290,823	174,904
Convertible loans and accrued interest - related party, net of unamortized discounts of $0 and $0, respectively	8,977	-
Due to related party	88,087	73,608
Derivative liabilities	1,016,865	114,316
Total Current Liabilities	1,904,064	496,821

Total Liabilities	1,904,064	496,821

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2018 and 2017, respectively	500	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 1,240,477,060 and 519,973,313 shares issued and outstanding at June 30, 2018 and 2017, respectively	124,047	51,997
Additional paid-in capital	4,740,277	4,210,156
Stock payable	62,727	105,000
Accumulated deficit	(6,777,119)	(4,782,863)
Total Stockholders' Deficit	(1,849,568)	(415,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,496	$81,611

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2018	2017

Revenues	$1,349	$995
Revenues - related party	2,900	-
Total Revenue	4,249	995

Operating Expenses
Legal and professional fees	418,044	365,103
General and administrative	186,574	138,087
Depreciation	31,744	43,600
Total Operating Expenses	636,362	546,790

Loss from operations	(632,113)	(545,795)

Other Expense
Change in fair value of derivative liabilities	(912,590)	(108,478)
Interest expense	(424,553)	(46,050)
Loss on investment in equity method investee	(476)	-
Impairment of investment in equity method investee	(24,524)	-
Net Other Expense	(1,362,143)	(154,528)

Net Loss	$(1,994,256)	$(700,323)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	988,229,338	470,400,985

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended June 30, 2018 and 2017

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2016	5,000,000	$500	464,667,527	$46,466	$4,098,473	$-	$(4,082,540)	$62,899

Stock payable for service	-	-	-	-	-	105,000	-	105,000
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	55,305,786	5,531	111,683	-	-	117,214
Net loss for the period	-	-	-	-	-	-	(700,323)	(700,323)

Balance, June 30, 2017	5,000,000	$500	519,973,313	$51,997	$4,210,156	$105,000	$(4,782,863)	$(415,210)

Common stock issued for services	-	-	30,000,000	3,000	14,000	15,000	-	32,000
Common stock issued for settlement agreement			75,000,000	7,500	60,000	-	-	67,500
Common stock issued exchanged for common stock payable	-	-	30,000,000	3,000	54,473	(57,273)	-	200
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	585,503,747	58,550	401,648	-	-	460,198
Net loss for the period	-	-	-	-	-	-	(1,994,256)	(1,994,256)

Balance, June 30, 2018	5,000,000	$500	1,240,477,060	$124,047	$4,740,277	$62,727	$(6,777,119)	$(1,849,568)

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,994,256)	$(700,323)
Accounts receivable - related party
Depreciation expense	31,744	43,600
Common stock issued for services	32,000	-
Common stock issued for settlement agreement	67,500	-
Common stock payable for services	-	105,000
Convertible note issued for services	-	25,000
Impairment of investment in equity method investee	24,524	-
Amortization of debt discounts	329,219	27,760
Loss on investment in equity method investee	476	-
Penalty on convertible note	15,000	-
Change in fair value of derivative liabilities	912,590	108,478
Changes in operating assets and liabilities:
Prepaid expenses	-	4,167
Accounts payable and accrued liabilities	269,319	1,350
Accrued salary	96,000	96,000
Accrued interest	80,334	18,290
Net Cash Used in Operating Activities	(135,550)	(270,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	(25,000)	-
Net cash used in Investing Activities	(25,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	200	-
Proceeds from convertible notes payable, net of original issue discounts	142,167	225,000
Proceeds from convertible notes payable - related party, net of original issue discounts	8,333	-
Proceeds from loan to related party	21,098	98,517
Repayment of loan to related party	(6,619)	(24,909)
Net cash provided by Financing Activities	165,179	298,608

Net cash decrease for period	4,629	27,930
Cash at beginning of period	42,567	14,637
Cash at end of period	$47,196	$42,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$164,657	$31,600
Resolution of derivative liability upon conversion of debt	$295,541	$85,614
Derivative liability recognized as debt discount	$285,500	$90,000

See accompanying notes to consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

1. NATURE OF OPERATIONS

AppYea, Inc. ("AppYea", "the Company", "we" or "us") was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company incorporated a wholly-owned subsidiary, “AppYea Holdings, Inc.” in state of South Dakota on January 13, 2017 and "The Diagnostic Centers Inc." in State of South Dakota on August 2, 2017.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is June 30.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of AppYea and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2018 and 2017, no impairment losses have been identified.

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

The following table summarizes fair value measurements by level at June 30, 2018 and 2017, measured at fair value on a recurring basis:

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,016,865	$1,016,865

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$114,316	$114,316

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

Revenue Recognition

The Company generates it revenue from the sale of its mobile software applications through online mobile applications stores and revenue form marketing services on behalf of the Cedar Creek labs Series Two LLC. Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", when the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable. The Company has no remaining obligation to customers after the date on which its customers purchase its mobile software applications.

Equity Method Investment

The Company owns membership interests of 5% in Cedar Creek Labs Series Two LLC. The Company accounts for its interest in this entity using the equity method. The Company’s investment in this entity was $25,000 at June 30, 2018. Under the equity method of accounting, the Company records the investment at cost. The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity. Conversely, the Company’s investment is decreased by distributions made by the Company and by its proportionate share of losses. During the year ended June 30, 2018, the Company recognized loss on Investment in equity method investee of $476. The Company reviewed Cedar Creek Labs Series Two LLC financial condition at June 30, 2018 and concluded that there is a 100% impairment loss related to the Company’s investment, and recorded an impairment loss of $24,524, for the year ended June 30, 2018.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2018 and 2017, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2018 and 2017, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended June 30, 2018 and 2017.

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

3. GOING CONCERN AND LIQUIDITY

At June 30, 2018, the Company had cash of $47,196 and current liabilities of $1,904,064 and had a working capital deficit of $1,856,868 and an accumulated deficit of $6,777,119. The Company anticipates future losses in its business. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

In our financial statements for the year ended June 30, 2018, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at June 30, 2018 and 2017, the balance of fixed assets represented a vehicle and mobile application software as follows:

	June 30,	June 30,
	2018	2017
Mobile applications	$257,870	$257,870
Accumulated depreciation	(250,570)	(218,826)
Fixed assets, net	$7,300	$39,044

Depreciation expense for the year ended June 30, 2018 and 2017 was $31,744 and $43,600, respectively.

5. CONVERTIBLE LOANS

At June 30, 2018 and 2017, convertible loans consisted of the following:

	June 30,	June 30,
	2018	2017
March 2015 Note	$-	$-
November 2016 Note -1	150,000	246,833
November 2016 Note -2	-	4,044
Convertible notes - Issued in fiscal year 2018	195,614	-
Total convertible notes payable	345,614	250,877

Accrued interest	27,177	11,267
Less: Unamortized debt discount	(81,968)	(87,240)
Total convertible notes	290,823	174,904

Less: current portion of convertible notes	290,823	174,904
Long-term convertible notes	$-	$-

During the year ended June 30, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $320,886 and $27,760, respectively.

Conversion

During the year ended June 30, 2018 and 2017, the Company converted notes with principal amounts and accrued interest of $164,657 into 585,503,747 shares of common stock and $31,600 into 55,305,786 shares of common stock, respectively. The corresponding derivative liability at the date of conversion of $295,541 and $85,614 was credited to additional paid in capital, respectively.

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

As of June 30, 2018, and 2017, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0.

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

On January 26, 2017 and June 30, 2017, the Company issued convertible note of $75,000 and $75,000 according to the loan agreement on November 15, 2016. Note is currently in default.

During the year ended June 30, 2017, the Company issued a total of $250,000 notes and received $225,000 in cash and recognized OID of $25,000.

During the year ended June 30, 2017, a total of $37,000 note principal was assigned to two lenders under the same term and conversion price.

During the year ended June 30, 2018, a total of $19,000 note principal was assigned to two lenders under the same term and conversion price.

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

During the year ended June 30, 2017, no note principal was assigned.

During the year ended June 30, 2018, a total of $4,044 note principal was assigned to a lender under the same term and conversion price.

Promissory Notes - Issued in fiscal year 2018

During the year ended June 30, 2018, the Company issued a total of $180,614 note with the following terms:

•	Terms ranging from 6 months to 12 months.
•	Annual interest rates of 5% - 12%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (35% to 45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be a floor of $0.0002 per share.
•	Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 15% if the conversion price is less than $$0.01. As a result, the discount rate of conversion price changed from 45% to 60% and the Company recognized the penalty of $15,000 and recorded principal amount of $15,000.

Certain notes allow the Company to redeem the notes at rates ranging from 115% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $38,447 and the Company received cash of $142,167. Certain convertible notes of $116,666 are currently in default.

On June 25, 2018, the Company entered into and closed a financing transaction with Bellridge Capital L.P. consisting of a Securities Purchase Agreement, a Secured Convertible Promissory Note, and a Warrant.

The Securities Purchase Agreement provides that Bellridge Capital L.P. would receive a Secured Convertible Promissory Note in an amount of $78,947 in exchange for a funding amount of $78,947, and as additional consideration would also receive a Warrant for the purchase of an additional 394,735,000 shares of common stock. The Convertible Promissory Note will accrue interest at a rate of 5% per annum, default interest at a rate of 24% per annum, and will be convertible at a price equal to the lesser of (i) $0.0002, and (ii) the variable conversion price, which is defined as 65% of the lowest daily VWAP in the twenty (20) Trading Days prior to the Conversion Date . The “market price” is defined as the lowest trading price for the common stock during the twenty-five trading day period ending on the last complete trading day prior to the conversion date. The “trading price” is defined as the lowest trade price on the OTC Pink, OTCQB or applicable trading market. Bellridge Capital L.P. shall not be able to convert the promissory notes in an amount that would result in the beneficial ownership of greater than 4.99% of the outstanding shares of the Company, with the exception that the limitation may be waived by Bellridge Capital L.P. with 61 days prior notice. If, at any time when the note is issued and outstanding, the Company sells or issues shares of common stock for no consideration or for a consideration price per share less than the conversion price in effect on the date of such issuance, the conversion price for the note would be reduced to the amount of the consideration per share received by the Company for such dilutive issuance. If the Company prepays the note on or before 90 days following the date of the note, the Company shall be required to pay 115%, multiplied by the sum of the outstanding principal of the note, plus all accrued and unpaid interest and default interest if any. If the Company prepays the note during the period beginning 91 days and ending 180 days from the issue date of the note, the Company shall be required to pay 120% multiplied by the sum of the then outstanding principal amount of the note, plus accrued and unpaid interest and default interest, if any. If the Company prepays the note during the period beginning after 180 days from the issue date of the note, the Company shall be required to pay 125% multiplied by the sum of the then outstanding principal amount of the note, plus accrued and unpaid interest and default interest, if any.

The warrant issued to Bellridge Capital L.P. allows for the purchase of up to 394,735,000 shares of the Company’s common stock for a three-year period with an exercise price of $0.0002 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula. In connection with the Secured Promissory Note, the Company entered into a Security Agreement which grants the Debtor a security interest in all of the assets of the Company.

Derivative liabilities

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

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended June 30, 2018 amounted to $965,401. $277,167 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $688,234 was recognized as a “day 1” derivative loss.

Warrants

The Company identified conversion features embedded within certain notes and warrants issued during the year ended June 30, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 42,500,000 and 394,735,000 shares of common stock, for a period of five and three years from issuance, at a price of $0.0005 and $0.0002 per share. As a result of the reset features for 42,500,000 warrant, the warrants increased by 150,681,818 and the total warrants exercisable into 193,181,818 shares of common stock at $0.00011 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

A summary of activity during the year ended June 30, 2018 and 2017 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2016	-	$-
Granted	5,000,000	0.03
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2017	5,000,000	$0.03

Granted	437,235,000	0.0002
Reset feature	150,681,818	0.0001
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2018	592,916,818	$0.0004

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
5,000,000	1.38	$0.03	5,000,000	$0.03
193,181,818	4.29	$0.0001	193,181,818	$0.0001
394,735,000	2.99	$0.0002	394,735,000	$0.0002
592,916,818	3.40	$0.0004	592,916,818	$0.0004

6. CONVERTIBLE LOANS – RELATED PARTY

At June 30, 2018 and 2017, convertible loan – related party consisted of the following:

	June 30,	June 30,
	2018	2017
Convertible notes - related party -Issued in fiscal year 2018	8,333	-
Total convertible notes payable	8,333	-

Accrued interest -related party	644	-
Less: Unamortized debt discount - related party	-	-
Total convertible notes	8,977	-

Less: current portion of convertible notes - related party	8,977	-
Long-term convertible notes	$-	$-

During the year ended June 30, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $8,333 and $0, respectively.

Promissory Notes - Issued in fiscal year 2018

During the year ended June 30, 2018, the Company issued a total of $8,333 note with the following terms:

•	Terms of 6 months.
•	Annual interest rates of 8%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (45% discount) average closing prices of the Company’s shares during 20 days prior to conversion.

The Company received cash of $8,333. Note is currently in default.

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

For the year ended June 30, 2018 and 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	June 30,	June 30,
	2018	2017
Expected term	0.04 - 5.00 years	0.38 - 2.38 years
Expected average volatility	147%-488%	235%-288%
Expected dividend yield	-	-
Risk-free interest rate	0.96%-2.73%	1.14%-1.38%

The following table summarizes the changes in the derivative liabilities during the year ended June 30, 2018 and 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2016	$1,452
Addition of new derivative recognized as debt discounts	90,000
Addition of new derivatives recognized as loss on derivatives	241,959
Settled on issuance of common stock	(85,614)
Gain on change in fair value of the derivative	(133,481)
Balance - June 30, 2017	$114,316

Addition of new derivatives recognized as debt discounts	285,500
Addition of new derivatives recognized as loss on derivatives	689,272
Settled on issuance of common stock	(295,541)
Loss on change in fair value of the derivative	223,318
Balance - June 30, 2018	$1,016,865

The aggregate loss on derivatives during the year ended June 30, 2018 and 2017 was $912,590 and $108,478, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Legal

To the best of the Company's knowledge and belief, no legal proceedings are currently pending or threatened.

During fiscal year 2017, the Company entered into discussions regarding a proposed merger with Decision Diagnostics Corporation (“DECN”) and entered into a Preliminary Agreement Leading to a Triangular Merger (“Merger Agreement”). The Company determined that the Merger Agreement was not in the best interest of its Shareholders and terminated the Merger Agreement. In order to resolve any potential disputes or claims, the Company entered into a Settlement Agreement and Release (“Settlement”).

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

According to the Settlement, the Company issued 75,000,000 shares of common stock in October 2017. During the year ended June 30, 2018, the Company recorded settlement expense of $67,500.

Agreements

In December 2016, the Company entered into a contract agreement with M Endeavors, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company pays a monthly fee of $8,000 and expenses related to this contract. As of June 30, 2018, and 2017, the Company recorded accrued expenses of $75,000 and $7,900, respectively.

In December 2016, the Company entered into a contract agreement with Big Dreams ventures, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreement shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company pays a monthly fee of $10,000 and expenses related to this contract. As of June 30, 2018, and 2017, the Company recorded accrued expenses of $--105,250 and $7,150, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company pays $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. As of June 30, 2018, and 2017, the Company recorded accrued expense of $21,000 and $0, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) pays $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. As of June 30, 2018, and 2017, the Company recorded accrued expense of $60,000 and $0, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the years ended June 30, 2018 and 2017, the Company incurred $2,484 and $2,426, respectively.

10. SHAREHOLDERS' EQUITY

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

Convertible Preferred Stock

The Company is authorized to issue 60,000,000 shares of convertible preferred stock at a par value of $0.0001.

Each convertible preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at June 30, 2018 and 2017, 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding.

Common Stock

The Company is authorized to issue 6,000,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2018, the Company issued common shares as follows;

•	an aggregate of 585,503,747 common shares were issued for the conversion of debt and accrued interest of $164,657, and released derivative liabilities of $295,541 to paid-in capital
•	30,000,000 common shares were issued for cash of $200 and reduction in common stock payable of $57,273
•	75,000,000 common shares were issued with a fair value of $67,500 according to the settlement (Note9).
•	30,000,000 common shares were issued with a fair value of $17,000 for consulting services

During the year ended June 30, 2017, an aggregate of 55,305,786 common shares were issued for the conversion of debt and accrued interest of $31,600 and released derivative liabilities of $85,614 to paid-in capital.

As at June 30, 2018 and 2017, 1,240,477,060 and 519,973,313 shares of the Company's common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the year ended June 30, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of June 30, 2018, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the year ended June 30, 2018, the Company issued 10,000,000 shares with a fair value of $5,000. As of June 30, 2018, the Company had $15,000 in stock payable for which it is obligated to issue 30,000,000 shares of common stock for consulting services.

11. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. As of June 30, 2018, and 2017, the Company recorded accrued salary of $224,000 and $128,000, respectively.

During the year ended June 30, 2018 and 2017, the Company borrowed a total amount of $21,098 and $98,517 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $6,618 and $24,909, respectively. This loan is a non-interest bearing and due on demand. As of June 30, 2018 and 2017, the Company owed EVP, a related party $88,087 and $73,608, respectively.

On November 15, 2017, the Company entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. The Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. The Company owns membership interests of 5% in LLC and the transactions between the Company and LLC which is an equity method investee are deemed to be between related parties. During the year ended June 30, 2018, the Company recorded revenue – related party of $2,900 and collected accounts receivable – related party of $2,900.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended June 30, 2018. The Company’s financial statements for the year ended June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

The provision for refundable federal income tax at 35% consists of the following for the periods ending:

	June 30,	June 30,
	2018	2017
Federal income tax benefit attributed to:
Net operating loss	$219,755	$160,587
Valuation	(219,755)	(160,587)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
	2018	2017
Deferred tax attributed:
Net operating loss carryover	$556,689	$336,934
Effect of change in the statutory rate	(222,676)	-
Less: change in valuation allowance	(334,013)	(336,934)
Net deferred tax asset	$-	$-

As at June 30, 2018, the Company had an unused net operating loss (“NOL”) carry-forward of approximating $1,590,540 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Income taxes for the years ended 2012 through 2018, remain subject to examination.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the existence of the material weaknesses as of June 30, 2018, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On January 5, 2018, our company's Majority Stockholders adopted by written consent a resolution to approve an amendment to our articles of incorporation to increase our authorized common shares from 1,500,000,000 to 6,000,000,000 and to increase our authorized preferred shares from 5,000,000 to 60,000,000. Application for Amended Articles of Incorporation were filed with the South Dakota Secretary of State with an effective of February 14, 2018.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Douglas O. McKinnon	Chief Executive Officer and Chief Financial Officer	67	March 7, 2016
Keri Williams	Secretary and Director	48	January 8, 2014
Devin Beavers	Director	48	February 16, 2016

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the South Dakota Revised Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Douglas O. McKinnon(1) CEO and CFO	2018 2017	96,000 96,000	- -	- -	- -	- -	- -	- -	96,000 96,000

Keri Williams(2) Secretary and Director	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

Devin Beavers(3) Director	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

Note:

________

(1)	Mr. McKinnon was appointed our chief executive officer and chief financial officer on March 7, 2016. Salary has been accrued but not paid in cash as of the filing of this report.

(2)	Mrs. Williams was appointed as secretary on January 8, 2014.

(3)

Mr. Beavers was appointed director, interim chief executive officer and interim chief financial officer on February 16, 2016 and resigned as interim chief executive officer and interim chief financial officer on March 7, 2016.

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 3, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Douglas O. McKinnon 777 Main Street, Suite 600 Fort Worth TX 76102	4,466,000 Preferred Stock(2)	89.32%
Keri Williams 777 Main Street, Suite 600 Fort Worth TX 76102	24,000,000 Common / Direct	1.935%
Devin Beavers 777 Main Street, Suite 600 Fort Worth TX 76102	5,000,000 Common / Direct	*
Directors and Executive Officers as a Group	29,000,000 Common 4,466,000 Preferred Stock	2.34% 89.32%
Decision Diagnostic Corp. 2660 Townsgate, Suite 309 Westlake CA 91361	75,000,000 Common	6.046%
5% Holders as a Group	75,000,000 Common	6.046%

* represents an amount less than 1%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 3, 2018. As of October 3, 2018 there were 1,240,477,060 shares of our company’s common stock issued and outstanding and 5,000,000 shares of our preferred stock issued and outstanding.

(2)	Includes 0 shares of common stock, and 4,466,000 shares of Preferred Stock, which carry voting rights of 1,000 shares of common stock for each share of Preferred Stock, and consists of 73.7% of the combined voting power of the common and preferred stock. 1,666,667 of the Preferred Shares are held in the name of Douglas McKinnon, and 2,799,333 of the Preferred Shares are held in the name of AppYea Ventures, LLC, an entity controlled by Douglas McKinnon.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. As of June 30, 2018 the Company recorded accrued salary of $224,000.

During the year ended June 30, 2018 and 2017, the Company borrowed a total amount of $21,098 and $98,517 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $6,618 and $24,909, respectively. This loan is a non-interest bearing and due on demand. As of June 30, 2018, the Company owed EVP, a related party $88,087.

On November 15, 2017, the Company entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. The Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. The Company owns membership interests of 5% in LLC and the transactions between the Company and LLC which is an equity method investee are deemed to be between related parties. During the year ended June 30, 2018, the Company recorded revenue – related party of $2,900 and collected accounts receivable – related party of $2,900.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2018	June 30, 2017
Audit Fees	$22,800	$17,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$22,800	$17,900

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(21)	Subsidiaries of the Registrant
21.1*	Subsidiaries
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer and Principal Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer and Principal Financial Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	Filed herewith.
**	Furnished herewith.

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

APPYEA, INC.
(Registrant)

Dated: October 15, 2018	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2018	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 15, 2018	/s/ Kerri Williams
Keri Williams
Secretary and Director

Dated: October 15, 2018	/s/ Devin Beavers
Devin Beavers
Director

