Form 10-Q
period 2018-09-30
APPYEA, INC
filed 2018-11-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

1,267,789,860 common shares issued and outstanding as of November 13, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$22,689	$47,196
Total Current Assets	22,689	47,196

Fixed assets, net of accumulated depreciation of $257,070 and $250,570	800	7,300
TOTAL ASSETS	$23,489	$54,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	266,943	275,312
Accrued salary	248,000	224,000
Convertible loans and accrued interest, net of unamortized discounts of $56,994 and $81,968, respectively	332,887	290,823
Convertible loans and accrued interest - related party	9,488	8,977
Due to related party	85,689	88,087
Derivative liability	1,147,626	1,016,865
Total Current Liabilities	2,090,633	1,904,064

Total Liabilities	2,090,633	1,904,064

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2018 and 2017, respectively	500	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 1,240,477,060 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	124,047	124,047
Additional paid-in capital	4,740,277	4,740,277
Stock payable	62,727	62,727
Accumulated deficit	(6,994,695)	(6,777,119)
Total Stockholders' Deficit	(2,067,144)	(1,849,568)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,489	$54,496

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	September 30,
	2018	2017

Revenues	$78	$934
Total Revenue	78	934

Operating Expenses
Legal and professional fees	9,561	64,830
General and administrative	28,257	97,236
Depreciation	6,500	10,808
Total Operating Expenses	44,318	172,874

Loss from operations	(44,240)	(171,940)

Other Expense
Change in fair value of derivative liabilities	(130,761)	(134,237)
Interest expense	(42,575)	(100,456)
Net Other Expense	(173,336)	(234,693)

Net Loss	$(217,576)	$(406,633)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,240,477,060	664,499,399

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,576)	$(406,633)
Accounts receivable - related party
Depreciation expense	6,500	10,808
Amortization of debt discounts	24,974	81,813
Change in fair value of derivative liabilities	130,761	134,237
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,369)	93,263
Accrued salary	24,000	24,000
Accrued interest	17,601	18,643
Net Cash Used in Operating Activities	(22,109)	(43,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	-	200
Proceeds from loan to related party	4,196	1,750
Repayment of loan to related party	(6,594)	(100)
Net cash provided by Financing Activities	(2,398)	1,850

Net cash decrease for period	(24,507)	(42,019)
Cash at beginning of period	47,196	42,567
Cash at end of period	$22,689	$548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$-	$69,284
Resolution of derivative liability upon conversion of debt	$-	$137,170
Derivative liability recognized as debt discount	$-	$67,500

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on October 15, 2018.

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

The following table summarizes fair value measurements by level at September 30, 2018 and June 30, 2018, measured at fair value on a recurring basis:

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,147,626	$1,147,626

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,016,865	$1,016,865

3. GOING CONCERN AND LIQUIDITY

At September 30, 2018, the Company had cash of $22,689 and current liabilities of $2,090,633 and a working capital deficit of $2,067,944. The Company has generated net losses since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at September 30, 2018 and June 30, 2018, the balance of fixed assets represented a vehicle and mobile application software as follows:

	September 30,	June 30,
	2018	2018
Mobile applications	$257,870	$257,870
Accumulated depreciation	(257,070)	(250,570)
Fixed assets, net	$800	$7,300

Depreciation expense for the three months ended September 30, 2018 and 2017 was $6,500 and $10,808, respectively.

5. CONVERTIBLE LOANS

At September 30, 2018 and June 30, 2018, convertible loans consisted of the following:

	September 30,	June 30,
	2018	2018
March 2015 Note	$-	$-
November 2016 Note -1	150,000	150,000
Convertible notes - Issued in fiscal year 2018	195,614	195,614
Total convertible notes payable	345,614	345,614

Accrued interest	44,267	27,177
Less: Unamortized debt discount	(56,994)	(81,968)
Total convertible notes	332,887	290,823

Less: current portion of convertible notes	332,887	290,823
Long-term convertible notes	$-	$-

During the three months ended September 30, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $24,974 and $81,813, respectively.

March 2015 Note

As of September 30, 2018, and June 30, 2018, the outstanding principal balance of the note was $0, the note had accrued interest of $454.

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

On January 26, 2017 and June 30, 2017, the Company issued convertible notes of $75,000 and $75,000, respectively, according to the loan agreement on November 15, 2016.

Promissory Notes - Issued in fiscal year 2018

During the year ended June 30, 2018, the Company issued a total of $180,614 of notes with the following terms:

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

Warrants

A summary of activity during the three months ended September 30, 2018 follows:

Warrants Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	592,916,818	$0.0004
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2018	592,916,818	$0.0004

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
5,000,000	1.13	$0.03	5,000,000	$0.03
193,181,818	4.04	$0.0001	193,181,818	$0.0001
394,735,000	2.74	$0.0002	394,735,000	$0.0002
592,916,818	3.15	$0.0004	592,916,818	$0.0004

6. CONVERTIBLE LOANS – RELATED PARTY

At September 30, 2018 and June 30, 2018, convertible loan – related party consisted of the following:

	September 30,	June 30,
	2018	2018
Convertible notes - related party -Issued in fiscal year 2018	8,333	8,333
Total convertible notes payable	8,333	8,333

Accrued interest -related party	1,155	644
Less: Unamortized debt discount - related party	-	-
Total convertible notes	9,488	8,977

Less: current portion of convertible notes - related party	9,488	8,977
Long-term convertible notes	$-	$-

During the three months ended September 30, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $0 and $0, respectively.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended June 30, 2018 amounted to $9,371. $8,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,038 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At September 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended September 30, 2018	Year Ended June 30, 2018
Expected term	0.73 - 4.04 years	0.04 - 5.00 years
Expected average volatility	270%-451%	147%-488%
Expected dividend yield	-	-
Risk-free interest rate	2.36%-2.94%	0.96%-2.73%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2018	$1,016,865

Loss on change in fair value of the derivative	130,761
Balance - September 30, 2018	$1,147,626

The aggregate loss on derivatives during the three months ended September 30, 2018 and 2017 was $130,761 and $134,237, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Agreements

In December 2016, the Company entered into a contract agreement with M Endeavors, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $8,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of September 30, 2018 and June 30, 2018, the Company recorded accrued expenses of $75,000 and $75,000, respectively.

In December 2016, the Company entered into a contract agreement with Big Dreams ventures, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreement shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $10,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of September 30, 2018 and June 30, 2018, the Company recorded accrued expenses of $105,250 and $105,250, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of September 30, 2018 and June 30, 2018, the Company recorded accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. As of September 30, 2018 and June 30, 2018, the Company recorded accrued expense of $60,000 and $60,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the three months ended September 30, 2018 and 2017, the Company incurred $623 and $613, respectively.

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at September 30, 2018 and June 30, 2018, 5,000,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the three months ended September 30, 2018, there were no issuances of common stock.

As at September 30, 2018 and June 30, 2018, 1,240,477,060 shares of the Company's common stock were issued and outstanding.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the year ended June 30, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of September 30, 2018, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the year ended June 30, 2018, the Company issued 10,000,000 shares with a fair value of $5,000. As of September 30, 2018, the Company had $15,000 in stock payable for which it is obligated to issue 30,000,000 shares of common stock for consulting services.

10. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of September 30, 2018, and June 30, 2018, the Company recorded accrued salary of $248,000 and $224,000, respectively.

During the three months ended September 30, 2018 and 2017, the Company borrowed a total amount of $4,196 and $1,750 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $6,594 and $100, respectively. This loan is a non-interest bearing and due on demand. As of September 30, 2018, and June 30, 2018, the Company owed EVP, a related party $85,689 and $88,087, respectively.

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 27,312,800 shares of common stock for conversion of debt and accrued interest of $2,185.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "West Coast Ventures" mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation unless otherwise indicated.

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

We have two wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation.

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three months ended
	September 30,
	2018	2017
Revenue	$78	$934
Revenue - related party	$-	$-
Operating expenses	$(44,318)	$(172,874)
Other expense	$(173,336)	$(234,693)
Net loss	$(217,576)	$(406,633)

We generated revenues of $78 for the three months ended September 30, 2018, compared to revenues of $934 for the same period in 2017.

Our operating expenses, for the three months ended September 30, 2018 were $44,318 compared to $172,874 for the same period in 2017. The decrease in operating expenses was primarily as a result of decrease in consulting expenses and settlement expense.

Other net expense, for the three months ended September 30, 2018 were $173,336 compared to $234,693 for the same period in 2017. The increase in other expenses was primarily related to a decrease in amortization of debt discount.

We incurred a net loss of $217,576 and $406,633 for the three months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and June 30, 2017, respectively.

Working Capital

	September 30,	June 30,
	2018	2018
Cash	$22,689	$47,196

Current Assets	$22,689	$47,196
Current Liabilities	$2,090,633	$1,904,064
Working Capital (Deficiency)	$(2,067,944)	$(1,856,868)

Cash Flows

	Three months ended
	September 30,
	2018	2017
Cash Flows Used In Operating Activities	$(22,109)	$(43,869)
Cash Flows From (Used In) Financing Activities	$(2,398)	$1,850
Net Change In Cash During Period	$(24,507)	$(42,019)

As at September 30, 2018 our company’s cash balance was $22,689 and total assets were $23,489. As at June 30, 2018, our company’s cash balance was $47,196 and total assets were $54,496.

As at September 30, 2018, our company had total liabilities of $2,090,633, compared with total liabilities of $1,904,064 as at June 30, 2018.

As at September 30, 2018, our company had a working capital deficiency of $2,067,944 compared with working capital deficiency of $1,856,868 as at June 30, 2018. The increase in working capital deficiency was primarily attributed to an increase in derivative liability and a decrease in cash.

Cash Flow from Operating Activities

During the three months ended September 30, 2018, our company used $22,109 in cash from operating activities, compared to $43,869 cash used in operating activities during the three months ended September 30, 2017. During the three months ended September 30, 2018, we incurred a net loss of $217,576 of which $162,235 arose from non-cash expenses and we generated cash flow of $33,232 from the net increase in operating liabilities. During the three months ended September 30, 2017 we incurred a net loss of $406,633 of which $226,858 arose from non-cash expenses and we generated cash flow of $135,906 from the net increase in current liabilities.

Cash Flow from Investing Activities

During the three months ended September 30, 2018 and 2017, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended September 30, 2018, our company used $2,398 in financing activities compared to $1,850 received from financing activities during the three months ended September 30, 2017. During the three months ended September 30, 2018, we received $4,196 loan from a related party and repaid $6,594 to a related party. During the three months ended September 30, 2017, we received $200 from the issuance of our common shares, $1,750 loan from a related party and repaid $100 to a related party.

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: November 14, 2018	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

