Form 10-Q
period 2018-12-31
APPYEA, INC
filed 2019-02-19
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

2,150,441,260 common shares issued and outstanding as of February 14, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,064	$47,196
Total Current Assets	2,064	47,196

Fixed assets, net of accumulated depreciation of $257,070 and $250,570	800	7,300
TOTAL ASSETS	$2,864	$54,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	270,221	275,312
Accrued salary	272,000	224,000
Convertible loans and accrued interest, net of unamortized discounts of $37,095 and $81,968, respectively	337,531	290,823
Convertible loans and accrued interest - related party	9,999	8,977
Due to related party	82,689	88,087
Derivative liability	566,519	1,016,865
Total Current Liabilities	1,538,959	1,904,064

Total Liabilities	1,538,959	1,904,064

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	500	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 1,623,141,260 and 1,240,477,060 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	162,313	124,047
Additional paid-in capital	4,826,005	4,740,277
Stock payable	62,727	62,727
Accumulated deficit	(6,587,640)	(6,777,119)
Total Stockholders' Deficit	(1,536,095)	(1,849,568)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,864	$54,496

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$119	$110	$197	$1,044

Operating Expenses
Legal and professional fees	18,610	164,974	28,171	229,804
General and administrative	26,412	37,860	54,669	135,096
Depreciation	-	7,936	6,500	18,744
Total Operating Expenses	45,022	210,770	89,340	383,644

Loss from operations	(44,903)	(210,660)	(89,143)	(382,600)

Other Income (Expense)
Change in fair value of derivative liabilities	486,086	(215,751)	355,325	(349,988)
Interest expense	(34,128)	(111,100)	(76,703)	(211,556)
Net Other Income (Expense)	451,958	(326,851)	278,622	(561,544)

Net Income (Loss)	$407,055	$(537,511)	$189,479	$(944,144)

Net Income (Loss) Per Common Share:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(000)

Weighted Average Number of Common Shares Outstanding:
Basic	1,330,983,536	944,991,968	1,285,730,298	805,777,397
Diluted	7,173,042,878	944,991,968	7,148,481,669	805,777,397

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$189,479	$(944,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	6,500	18,744
Common stock issued for services	-	99,500
Amortization of debt discounts	44,873	171,514
Change in fair value of derivative liabilities	(355,325)	349,988
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,091)	95,196
Accrued salary	48,000	48,000
Accrued interest	31,830	40,043
Net Cash Used in Operating Activities	(39,734)	(121,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	-	(25,000)
Net cash used in Investing Activities	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	-	200
Proceeds from convertible notes payable, net of original issue discounts	-	91,667
Proceeds from convertible notes payable - related party, net of original issue discounts	-	8,333
Proceeds from loan to related party	4,196	20,050
Repayment of loan to related party	(9,594)	(6,571)
Net cash provided by (used in) Financing Activities	(5,398)	113,679

Net cash decrease for period	(45,132)	(32,480)
Cash at beginning of period	47,196	42,567
Cash at end of period	$2,064	$10,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$28,973	$145,039
Resolution of derivative liability upon conversion of debt	$95,021	$258,603
Derivative liability recognized as debt discount	$-	$235,000

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of December 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on October 15, 2018.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AppYea and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

The following table summarizes fair value measurements by level at December 31, 2018 and June 30, 2018, measured at fair value on a recurring basis:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$566,519	$566,519

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,016,865	$1,016,865

3. GOING CONCERN AND LIQUIDITY

At December 31, 2018, the Company had cash of $2,064 and current liabilities of $1,538,959 and a working capital deficit of $1,536,895. The Company has generated net losses from operations since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at December 31, 2018 and June 30, 2018, the balance of fixed assets represented a vehicle and mobile application software as follows:

	December 31	June 30,
	2018	2018
Mobile applications	$257,870	$257,870
Accumulated depreciation	(257,070)	(250,570)
Fixed assets, net	$800	$7,300

Depreciation expense for the six months ended December 31, 2018 and 2017 was $6,500 and $18,744, respectively.

5. CONVERTIBLE LOANS

At December 31, 2018 and June 30, 2018, convertible loans consisted of the following:

	December 31,	June 30,
	2018	2018
March 2015 Note	$-	$-
November 2016 Note -1	150,000	150,000
Convertible notes - Issued in fiscal year 2018	188,996	195,614
Total convertible notes payable	338,996	345,614

Accrued interest	35,630	27,177
Less: Unamortized debt discount	(37,095)	(81,968)
Total convertible notes	337,531	290,823

Less: current portion of convertible notes	337,531	290,823
Long-term convertible notes	$-	$-

During the six months ended December 31, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $44,873 and $169,442, respectively.

Conversion

During the six months ended December 31, 2018, the Company converted notes with principal amounts and accrued interest of $28,973 into 382,664,200 shares of common stock. The corresponding derivative liability at the date of conversion of $95,021 was settled through additional paid in capital.

March 2015 Note

As of December 31, 2018, and June 30, 2018, the outstanding principal balance of the note was $0, the note had accrued interest of $454.

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

Warrants

A summary of activity during the six months ended December 31, 2018 follows:

Warrants Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	592,916,818	$0.0004
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2018	592,916,818	$0.0004

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
5,000,000	0.87	$0.03	5,000,000	$0.03
193,181,818	3.79	$0.0001	193,181,818	$0.0001
394,735,000	2.48	$0.0002	394,735,000	$0.0002
592,916,818	2.90	$0.0004	592,916,818	$0.0004

6. CONVERTIBLE LOANS – RELATED PARTY

At December 31, 2018 and June 30, 2018, convertible loan – related party consisted of the following:

	December 31,	June 30,
	2018	2018
Convertible notes - related party -Issued in fiscal year 2018	8,333	8,333
Total convertible notes payable	8,333	8,333

Accrued interest -related party	1,666	644
Less: Unamortized debt discount - related party	-	-
Total convertible notes	9,999	8,977

Less: current portion of convertible notes - related party	9,999	8,977
Long-term convertible notes	$-	$-

During the six months ended December 31, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $0 and $2,072, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended December 31, 2018	Year Ended June 30, 2018
Expected term	0.48 - 4.04 years	0.04 - 5.00 years
Expected average volatility	270%-451%	147%-488%
Expected dividend yield	-	-
Risk-free interest rate	2.36%-2.94%	0.96%-2.73%

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2018	$1,016,865

Settled due to conversion of debt	(95,021)
Gain on change in fair value of the derivative	(355,325)
Balance - December 31, 2018	$566,519

The aggregate (gain) loss on derivatives during the six months ended December 31, 2018 and 2017 was ($355,325) and $349,988, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Agreements

In December 2016, the Company entered into a contract agreement with M Endeavors, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $8,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of December 31, 2018 and June 30, 2018, the Company recorded accrued expenses of $75,000 and $75,000, respectively.

In December 2016, the Company entered into a contract agreement with Big Dreams ventures, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreement shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $10,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of December 31, 2018 and June 30, 2018, the Company recorded accrued expenses of $105,250 and $105,250, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of December 31, 2018 and June 30, 2018, the Company recorded accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. As of December 31, 2018 and June 30, 2018, the Company recorded accrued expense of $60,000 and $60,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the six months ended December 31, 2018 and 2017, the Company incurred $1,246 and $1,238, respectively.

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at December 31, 2018 and June 30, 2018, 5,000,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the six months ended December 31, 2018, the Company issued 382,664,200 shares of common stock for conversion of debt and accrued interest of $28,973.

As at December 31, 2018 and June 30, 2018, 1,623,141,260 and 1,240,477,060 shares of the Company's common stock were issued and outstanding.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the year ended June 30, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of December 31, 2018, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the year ended June 30, 2018, the Company issued 10,000,000 shares with a fair value of $5,000. As of December 31, 2018, the Company had $15,000 in stock payable for which it is obligated to issue 30,000,000 shares of common stock for consulting services.

10. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. As of December 31, 2018, and June 30, 2018, the Company recorded accrued salary of $272,000 and $224,000, respectively.

During the six months ended December 31, 2018 and 2017, the Company borrowed a total amount of $4,196 and $20,050 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $9,594 and $6,571, respectively. This loan is a non-interest bearing and due on demand. As of December 31, 2018, and June 30, 2018, the Company owed EVP, a related party $82,689 and $88,087, respectively.

11. EARNING (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three Months Ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$407,055	$(537,511)	$189,479	$(944,144)
Earnings allocated to participating securities	(451,958)	-	(278,622)	-
Income (loss) available to common stockholders	$(44,903)	$(537,511)	$(89,143)	$(944,144)

Denominator:
Weighted-average shares of common stock	1,330,983,536	944,991,968	1,285,730,298	805,777,397
Dilutive effect of convertible instruments	5,614,029,126	-	5,614,029,126	-
Dilutive effect of outstanding warrants	228,030,216	-	248,722,245	-
Diluted weighted-average of common stock	7,173,042,878	944,991,968	7,148,481,669	805,777,397

Net income (loss) per common share from:
Basic:	$0.00	$(0.00)	$0.00	$(0.00)
Diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the periods ended December 31, 2017, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

For the periods ended December 31, 2018, diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method.

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company issued 527,300,000 shares of common stock for conversion of debt and accrued interest of $25,448.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, and “our” mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation unless otherwise indicated.

General Overview

We were incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

We are an early stage company that was initially only engaged in the acquisition, purchase, and maintenance of mobile software applications (“apps”). Although we are still active in the mobile applications industry, we began investigating healthcare markets to augment the apps business in early 2017 and subsequently formed a wholly owned subsidiary The Diagnostic Centers, Inc. to focus on marketing certain products and services to healthcare providers.

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

Our administrative office is located at 777 Main Street, Suite 600, Fort Worth, TX 76102, Telephone: (817) 887-8142. Our corporate website is www.appyea.com.

Our fiscal year end is June 30th. We have not been subject to any bankruptcy, receivership or similar proceeding.

We have two wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation.

Results of Operations

Three months ended December 31, 2018 compared to three months ended December 31, 2017.

	Three Months Ended
	December 31,
	2018	2017
Revenue	$119	$110
Operating expenses	$(45,022)	$(210,770)
Other income (expense)	$451,958	$(326,851)
Net income (loss)	$407,055	$(537,511)

We generated revenues of $119 for the three months ended December 31, 2018, compared to revenues of $110 for the same period in 2017.

Our operating expenses, for the three months ended December 31, 2018 were $45,022 compared to $210,770 for the same period in 2017. The decrease in operating expenses was primarily as a result of decrease in consulting expense.

Other net income, for the three months ended December 31, 2018 was $451,958 compared to other expense of $326,851 for the same period in 2017. The increase in other income was primarily related to change in fair value of derivative liabilities.

We incurred a net income (loss) of $407,055 and ($537,511) for the three months ended December 31, 2018 and 2017, respectively.

Six months ended December 31, 2018 compared to six months ended December 31, 2017.

	Six months ended
	December 31,
	2018	2017
Revenue	$197	$1,044
Operating expenses	$(89,340)	$(383,644)
Other income (expense)	$278,622	$(561,544)
Net income (loss)	$189,479	$(944,144)

We generated revenues of $197 for the six months ended December 31, 2018, compared to revenues of $1,044 for the same period in 2017.

Our operating expenses, for the six months ended December 31, 2018 were $89,340 compared to $383,644 for the same period in 2017. The decrease in operating expenses, for 2018, was primarily as a result of decrease in consulting expenses and settlement expense that occurred in 2017.

Other net income, for the six months ended December 31, 2018 was $278,622 compared to other expense of $561,544 for the same period in 2017. The increase in other expenses was primarily related to change in fair value of derivative liabilities.

We incurred a net income of $189,479 and net loss of $944,144 for the six months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and June 30, 2018, respectively.

Working Capital

	December 31,	June 30,
	2018	2018
Cash	$2,064	$47,196

Current Assets	$2,064	$47,196
Current Liabilities	$1,538,959	$1,904,064
Working Capital (Deficiency)	$(1,536,895)	$(1,856,868)

Cash Flows

	Six months ended
	December 31,
	2018	2017
Cash Flows Used In Operating Activities	$(39,734)	$(121,159)
Cash Flows Used In Investing Activities	$-	$(25,000)
Cash Flows From (Used in) Financing Activities	$(5,398)	$113,679
Net Change In Cash During Period	$(45,132)	$(32,480)

As at December 31, 2018 our company’s cash balance was $2,064 and total assets were $2,864. As at June 30, 2018, our company’s cash balance was $47,196 and total assets were $54,496.

As at December 31, 2018, our company had total liabilities of $1,538,959, compared with total liabilities of $1,904,064 as at June 30, 2018.

As at December 31, 2018, our company had a working capital deficiency of $1,536,895 compared with working capital deficiency of $1,856,868 as at June 30, 2018. The decrease in working capital deficiency was primarily attributed to a decrease in derivative liabilities.

Cash Flow from Operating Activities

During the six months ended December 31, 2018, our company used $39,734 in cash from operating activities, compared to $121,159 cash used in operating activities during the six months ended December 31, 2017. During the six months ended December 31, 2018, we incurred a net income of $189,479 of which $355,325 arose from non-cash income from change in derivative valuations and $51,373 arose from non-cash expenses and we generated cash flows of $74,739 from the net increase in operating liabilities. During the six months ended December 31, 2017 we incurred a net loss of $944,144 of which $639,746 arose from non-cash expenses and we generated cash flows of $183,239 from the net increase in current liabilities.

Cash Flow from Investing Activities

During the six months ended December 31, 2018 and 2017, our company used $0 for investment in equity method investee and $25,000, respectively

Cash Flow from Financing Activities

During the six months ended December 31, 2018, our company used $5,398 in financing activities compared to $113,679 received from financing activities during the six months ended December 31, 2017. During the six months ended December 31, 2018, we received $4,196 loan from a related party and repaid $9,594 to a related party. During the six months ended December 31, 2017, we received $91,667 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $20,050 loan from a related party and repaid $6,571 to a related party.

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

APPYEA, INC.
(Registrant)

Dated: February 19, 2019	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

