Form 10-Q
period 2019-03-31
APPYEA, INC
filed 2019-05-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

4,001,486,092 common shares issued and outstanding as of May 13, 2019

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$86,335	$47,196
Total Current Assets	86,335	47,196

Fixed assets, net of accumulated depreciation of $257,070 and $250,570	800	7,300
TOTAL ASSETS	$87,135	$54,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	273,119	275,312
Accrued salary	291,300	224,000
Convertible loans and accrued interest, net of unamortized discounts of $108,630 and $81,968, respectively	283,973	290,823
Convertible loans and accrued interest - related party	-	8,977
Due to related party	82,749	88,087
Derivative liability	2,807,468	1,016,865
Total Current Liabilities	3,738,609	1,904,064

Total Liabilities	3,738,609	1,904,064

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	500	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 3,813,044,892 and 1,240,477,060 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	381,304	124,047
Additional paid-in capital	5,394,439	4,740,277
Stock payable	47,727	62,727
Accumulated deficit	(9,475,444)	(6,777,119)
Total Stockholders' Deficit	(3,651,474)	(1,849,568)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87,135	$54,496

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$92	$158	$289	$1,202
Revenues - related party	-	11,641	-	11,641
Total Revenue	92	11,799	289	12,843

Operating Expenses
Professional fees	7,979	103,567	36,150	333,371
General and administrative	30,101	26,301	84,770	161,397
Depreciation	-	6,500	6,500	25,244
Total Operating Expenses	38,080	136,368	127,420	520,012

Loss from operations	(37,988)	(124,569)	(127,131)	(507,169)

Other Expense
Change in fair value of derivative liabilities	(2,795,259)	(159,104)	(2,439,934)	(509,092)
Interest expense	(54,557)	(112,940)	(131,260)	(324,496)
Loss on investment in equity method investee	-	(476)		(476)
Net Other Expense	(2,849,816)	(272,520)	(2,571,194)	(834,064)

Net Loss	$(2,887,804)	$(397,089)	$(2,698,325)	$(1,341,233)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,584,304,736	1,133,230,709	1,712,269,347	913,338,132

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Nine Months Ended March 31, 2019

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2018	5,000,000	$500	1,240,477,060	$124,047	$4,740,277	$62,727	$(6,777,119)	$(1,849,568)

Net loss for the period	-	-	-	-	-	-	(217,576)	(217,576)

Balance, September 30, 2018	5,000,000	500	1,240,477,060	124,047	4,740,277	62,727	(6,994,695)	(2,067,144)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	382,664,200	38,266	85,728	-	-	123,994

Net income for the period	-	-	-	-	-	-	407,055	407,055

Balance, December 31, 2018	5,000,000	500	1,623,141,260	162,313	4,826,005	62,727	(6,587,640)	(1,536,095)

Common stock issued in conjunction with convertible notes	-	-	50,000,000	5,000	10,000	-	-	15,000

Common stock issued exchanged for common stock payable	-	-	30,000,000	3,000	12,000	(15,000)	-	-

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	2,109,903,632	210,991	546,434	-	-	757,425

Net loss for the period	-	-	-	-	-	-	(2,887,804)	(2,887,804)

Balance, March 31, 2019	5,000,000	$500	3,813,044,892	$381,304	$5,394,439	$47,727	$(9,475,444)	$(3,651,474)

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Nine Months Ended March 31, 2018

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2017	5,000,000	$500	519,973,313	$51,997	$4,210,156	$105,000	$(4,782,863)	$(415,210)

Common stock issued exchanged for common stock payable	-	-	30,000,000	3,000	54,473	(57,273)	-	200

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	175,131,324	17,513	188,941	-	-	206,454

Net loss for the period	-	-	-	-	-	-	(406,633)	(406,633)

Balance, September 30, 2017	5,000,000	500	725,104,637	72,510	4,453,570	47,727	(5,189,496)	(615,189)

Common stock issued for services	-	-	105,000,000	10,500	74,000	15,000	-	99,500

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	262,245,151	26,225	170,963	-	-	197,188

Net loss for the period	-	-	-	-	-	-	(537,511)	(537,511)

Balance, December 31, 2017	5,000,000	500	1,092,349,788	109,235	4,698,533	62,727	(5,727,007)	(856,012)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	76,063,636	7,606	26,506	-	-	34,112

Net loss for the period	-	-	-	-	-	-	(397,089)	(397,089)

Balance, March 31, 2018	5,000,000	$500	1,168,413,424	$116,841	$4,725,039	$62,727	$(6,124,096)	$(1,218,989)

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,698,325)	$(1,341,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,500	25,244
Common stock issued for services	-	99,500
Amortization of debt discounts	78,338	273,744
Loss on investment in equity method investee	-	476
Change in fair value of derivative liabilities	2,439,934	509,092
Changes in operating assets and liabilities:
Accounts receivable	-	(11,641)
Accounts payable and accrued liabilities	(2,193)	192,078
Accrued salary	67,300	72,000
Accrued interest	52,923	50,752
Net Cash Used in Operating Activities	(55,523)	(129,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	-	(25,000)
Net cash used in Investing Activities	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	-	200
Proceeds from convertible notes payable, net of original issue discounts	100,000	91,667
Proceeds from convertible notes payable - related party, net of original issue discounts	-	8,333
Proceeds from loan to related party	4,256	20,050
Repayments of loan to related party	(9,594)	(6,571)
Net cash provided by Financing Activities	94,662	113,679

Net change in cash for period	39,139	(41,309)
Cash at beginning of period	47,196	42,567
Cash at end of period	$86,335	$1,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in conjunction with convertible notes	$15,000	$-
Issuance of common stock for conversion of debt and accrued interest	$147,088	$156,331
Resolution of derivative liability upon conversion of debt	$734,331	$281,424
Derivative liability recognized as debt discount	$100,000	$235,000

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

During the quarter ended March 31, 2019 the Company entered into a management and advisory agreement with Hempori, Inc. to assist the Company in identifying and managing the Company’s overall business strategy and opportunities to enter the hemp based Cannabidiol (CBD) industry. Additionally, the Company entered into an exclusive CBD infused beverage licensing agreement with the Prouty Company to market flavored and non-flavored beverages in various formulas infused with CBD to achieve the following “mood enhancing” affects: Energy, Calm, Focus, and Sleep.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on October 15, 2018.

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

The following table summarizes fair value measurements by level at March 31, 2019 and June 30, 2018, measured at fair value on a recurring basis:

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$2,807,468	$2,807,468

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,016,865	$1,016,865

3. GOING CONCERN AND LIQUIDITY

At March 31, 2019, the Company had cash of $86,335 and current liabilities of $3,738,609 and a working capital deficit of $3,652,274. The Company has generated net losses from operations since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at March 31, 2019 and June 30, 2018, the balance of fixed assets represented a vehicle and mobile application software as follows:

	March 31,	June 30,
	2019	2018
Mobile applications	$257,870	$257,870
Accumulated depreciation	(257,070)	(250,570)
Fixed assets, net	$800	$7,300

Depreciation expense for the nine months ended March 31, 2019 and 2018 was $6,500 and $25,244, respectively.

5. CONVERTIBLE LOANS

At March 31, 2019 and June 30, 2018, convertible loans consisted of the following:

	March 31,	June 30,
	2019	2018
March 2015 Note	$-	$-
November 2016 Note -1	150,000	150,000
Convertible notes - Issued in fiscal year 2018	111,642	195,614
Convertible notes - Issued in fiscal year 2019	105,000	-
Total convertible notes payable	366,642	345,614

Accrued interest	25,961	27,177
Less: Unamortized debt discount	(108,630)	(81,968)
Total convertible notes	283,973	290,823

Less: current portion of convertible notes	283,973	290,823
Long-term convertible notes	$-	$-

During the nine months ended March 31, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $78,338 and $266,157, respectively.

Conversion

During the nine months ended March 31, 2019, the Company converted notes with principal amounts and accrued interest of $136,930 into 2,390,969,927 shares of common stock. The corresponding derivative liability at the date of conversion of $703,852 was settled through additional paid in capital.

March 2015 Note

As of March 31, 2019, and June 30, 2018, the outstanding principal balance of the note was $0, the note had accrued interest of $454.

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

Certain notes allow the Company to redeem the notes at rates ranging from 115% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $38,447 and the Company received cash of $142,167. Certain convertible notes of $54,693 are currently in default.

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

The warrant issued to Bellridge Capital L.P. allows for the purchase of up to 394,735,000 shares of the Company’s common stock for a three-year period with an exercise price of $0.0002 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula. In connection with the Secured Promissory Note, the Company entered into a Security Agreement which grants the Debtor a security interest in all of the assets of the Company. On March 15, 2019, the Company agreed to amend the exercise price of warrants to $0.0001.

Promissory Notes - Issued in fiscal year 2019

During the nine months ended March 31, 2019, the Company issued a total of $105,000 of notes with the following terms:

•	Terms ranging from 3 months to 12 months.
•	Annual interest rates of 5% - 8%.
•	Convertible at the option of the holders at issuance.
•

Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes allow for the conversion price to be a floor of $0.0002 per share.

•	The note of $80,000 is the tranche of Note issued on June 25, 2018.

Certain notes allow the Company to redeem the notes at rates ranging from 115% to 125% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $5,000 and the Company received cash of $100,000. Certain convertible note was also provided with a total of 50,000,000 common shares.

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

The fair value of the derivative liability for all the note that became convertible for the nine months ended March 31, 2019 amounted to $387,038. $85,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $302,038 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the nine months ended March 31, 2019 follows:

Warrants Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2018	592,916,818	$0.0004
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2019	592,916,818	$0.0004

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
5,000,000	0.63	$0.03	5,000,000	$0.03
193,181,818	3.54	$0.0001	193,181,818	$0.0001
394,735,000	2.24	$0.0001	394,735,000	$0.0001
592,916,818	2.65	$0.0004	592,916,818	$0.0004

6. CONVERTIBLE LOANS – RELATED PARTY

At March 31, 2019 and June 30, 2018, convertible loan – related party consisted of the following:

	March 31,	June 30,
	2019	2018
Convertible notes - related party -Issued in fiscal year 2018	-	8,333
Total convertible notes payable	-	8,333

Accrued interest -related party	-	644
Less: Unamortized debt discount - related party	-	-
Total convertible notes	-	8,977

Less: current portion of convertible notes - related party	-	8,977
Long-term convertible notes	$-	$-

During the nine months ended March 31, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $0 and $7,587, respectively.

Conversion

During the nine months ended March 31, 2019, the Company converted notes with principal amounts and accrued interest of $10,158 into 101,597,905 shares of common stock. The corresponding derivative liability at the date of conversion of $30,479 was settled through additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At March 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2019	2018
Expected term	0.24 - 4.04 years	0.04 - 5.00 years
Expected average volatility	270% - 683%	147%-488%
Expected dividend yield	-	-
Risk-free interest rate	2.21% - 2.94%	0.96%-2.73%

The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2018	$1,016,865

Addition of new derivatives recognized as debt discounts	85,000
Addition of new derivatives recognized as loss on derivatives	302,038
Settled due to conversion of debt	(734,331)
Loss on change in fair value of the derivative	2,137,896
Balance - March 31, 2019	$2,807,468

The aggregate loss on derivatives during the nine months ended March 31, 2019 and 2018 was $2,439,934 and $509,092, respectively.

8. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Agreements

In December 2016, the Company entered into a contract agreement with M Endeavors, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $8,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of March 31, 2019 and June 30, 2018, the Company recorded accrued expenses of $75,000 and $75,000, respectively.

In December 2016, the Company entered into a contract agreement with Big Dreams ventures, LLC for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreement shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of this Agreement. The Company was required to pay a monthly fee of $10,000 and expenses related to this contract. The Company mutually agreed to terminate this agreement. As of March 31, 2019 and June 30, 2018, the Company recorded accrued expenses of $105,250 and $105,250, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of March 31, 2019 and June 30, 2018, the Company recorded accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. As of March 31, 2019 and June 30, 2018, the Company recorded accrued expense of $60,000 and $60,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the nine months ended March 31, 2019 and 2018, the Company incurred $1,869 and $1,863, respectively.

9. SHAREHOLDERS' EQUITY

Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As at March 31, 2019 and June 30, 2018, 5,000,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the nine months ended March 31, 2019, the Company issued 2,572,567,832 shares of common stock as follows;

•	2,492,567,832 shares for conversion of debt and accrued interest of $881,419
•	50,000,000 shares in conjunction with convertible note for $15,000
•	30,000,000 shares exchange for common stock payable

As at March 31, 2019 and June 30, 2018, 3,813,044,892 and 1,240,477,060 shares of the Company's common stock were issued and outstanding.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the year ended June 30, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of March 31, 2019, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

On November 13, 2017, the Company entered into a consulting agreement with a third party for the term of 5 years with a consideration of an issuance of 40,000,000 shares of common stock valued at $20,000. The share shall be issued in two tranches with first tranche of 10,000,000 shares being due at signing of this agreement and an additional 30,000,000 shares are due on the 3 months anniversary of this agreement. During the year ended June 30, 2018, the Company issued 10,000,000 shares with a fair value of $5,000. On February 16, 2019, the Company issued 30,000,000 shares.

10. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. During the nine months ended March 31, 2019 and 2018, the Company paid $4,700 and $0, respectively. As of March 31, 2019, and June 30, 2018, the Company recorded accrued salary of $291,300 and $224,000, respectively.

During the nine months ended March 31, 2019 and 2018, the Company borrowed a total amount of $4,256 and $20,050 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $9,594 and $6,571, respectively. This loan is a non-interest bearing and due on demand. As of March 31, 2019, and June 30, 2018, the Company owed EVP, a related party $82,749 and $88,087, respectively.

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company issued a total of 183,691,200 shares of its restricted common stock for conversion of debt and accrued interest of $14,695.

Subsequent to March 31, 2019, the Company issued 4,750,000 of its restricted preferred stock to its CEO in exchange for $285,000 of accrued compensation.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and "AppYea" mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation unless otherwise indicated.

General Overview

We were incorporated in the State of South Dakota on November 26, 2012.

We are an early stage company that was initially only engaged in the acquisition, purchase, and maintenance of mobile software applications (“apps”). Although we are still active in the mobile applications industry, we began investigating healthcare markets to augment the apps business in early 2017 and subsequently formed a wholly owned subsidiary The Diagnostic Centers, Inc. to focus on marketing certain products and services to healthcare providers. Our focus is now on healthy and innovative CBD products, software development and lab services. We are currently in the process of developing Hemp derived products, branding, sourcing and distribution agreements for our products. During the quarter ended March 31, 2019 the Company entered into a management and advisory agreement with Hempori, Inc. to assist the Company in identifying and managing the Company’s overall business strategy and opportunities to enter the hemp based Cannabidiol (CBD) industry. Additionally, the Company entered into an exclusive CBD infused beverage licensing agreement with the Prouty Company to market flavored and non-flavored beverages in various formulas infused with CBD to achieve the following “mood enhancing” affects: Energy, Calm, Focus, and Sleep.

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

We have two wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2019	2018
Revenue	$92	$158
Revenue - related party	$-	$11,641
Operating expenses	$(38,080)	$(136,368)
Other expense	$(2,849,816)	$(272,520)
Net loss	$(2,887,804)	$(397,089)

We generated revenues of $92 for the three months ended March 31, 2019, compared to revenues of $158 and revenues from related party of $11,641 for the same period in 2018.

Our operating expenses, for the three months ended March 31, 2019 were $38,080 compared to $136,368 for the same period in 2018. The decrease in operating expenses was primarily as a result of a decrease in consulting expense.

Other net expense, for the three months ended March 31, 2019 were $2,849,816 compared to $272,520 for the same period in 2018. The increase in other expenses was primarily related to change in fair value of derivative liabilities.

We incurred a net loss of $2,887,804 and $397,089 for the three months ended March 31, 2019 and 2018, respectively.

Nine months ended March 31, 2019 compared to nine months ended March 31, 2018.

	Nine months ended
	March 31,
	2019	2018
Revenue	$289	$1,202
Revenue - related party	$-	$11,641
Operating expenses	$(127,420)	$(520,012)
Other expense	$(2,571,194)	$(834,064)
Net loss	$(2,698,325)	$(1,341,233)

We generated revenues of $289 for the nine months ended March 31, 2019, compared to revenues of $1,202 and revenues from related party of $11,641 for the same period in 2018.

Our operating expenses, for the nine months ended March 31, 2019 were $127,420 compared to $520,012 for the same period in 2018. The decrease in operating expenses was primarily as a result of consulting expense.

Other net expense, for the nine months ended March 31, 2019 were $2,571,194 compared to $834,064 for the same period in 2018. The increase in other expenses was primarily related to change in fair value of derivative liabilities.

We incurred a net loss of $2,698,325 and $1,341,233 for the nine months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and June 30, 2018, respectively.

Working Capital

	March 31,	June 30,
	2019	2018
Cash	$86,335	$47,196

Current Assets	$86,335	$47,196
Current Liabilities	$3,738,609	$1,904,064
Working Capital (Deficiency)	$(3,652,274)	$(1,856,868)

Cash Flows

	Nine months ended
	March 31,
	2019	2018
Cash Flows Used In Operating Activities	$(55,523)	$(129,988)
Cash Flows Used In Investing Activities	$-	$(25,000)
Cash Flows From Financing Activities	$94,662	$113,679
Net Change In Cash During Period	$39,139	$(41,309)

As at March 31, 2019 our company’s cash balance was $86,335 and total assets were $87,135. As at June 30, 2018, our company’s cash balance was $47,196 and total assets were $54,496.

As at March 31, 2019, our company had total liabilities of $3,738,609, compared with total liabilities of $1,904,064 as at June 30, 2018.

As at March 31, 2019, our company had a working capital deficiency of $3,652,274 compared with working capital deficiency of $1,856,868 as at June 30, 2018. The increase in working capital deficiency was primarily attributed to an increase in derivative liabilities.

Cash Flow from Operating Activities

During the nine months ended March 31, 2019, our company used $55,523 in cash in operating activities, compared to $129,988 in cash used in operating activities during the nine months ended March 31, 2018. During the nine months ended March 31, 2019, we incurred a net loss of $2,698,325 of which $2,524,772 arose from non-cash expenses and we generated cash flow of $118,030 from the net increase in operating liabilities. During the nine months ended March 31, 2018, we incurred a net loss of $1,341,233 of which $908,056 arose from non-cash expenses and we generated cash flow of $314,830 from the net increase in operating liabilities and used $11,641 from the net increase in operating assets.

Cash Flow from Investing Activities

During the nine months ended March 31, 2019 and 2018, our company used $0 and $25,000 for investment in equity method investee, respectively

Cash Flow from Financing Activities

During the nine months ended March 31, 2019, our company received $94,662 from financing activities compared to $113,679 received from financing activities during the nine months ended March 31, 2018. During the nine months ended March 31, 2019, we received $100,000 by way of loan under a convertible note payable, $4,256 loan from a related party and repaid $9,594 to a related party. During the nine months ended March 31, 2018, we received $91,667 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $20,050 loan from a related party and repaid $6,571 to a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

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

______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: May 14, 2019	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

