Form 10-K
period 2019-06-30
APPYEA, INC
filed 2019-10-18
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 887-814

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018, was approximately $269,000 based on a $0.0002 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,161,140,774 shares of common stock as of October 15, 2019.

FORWARD-LOOKING STATEMENTS

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Appyea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc. and The Diagnostic Centers, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

OVERVIEW

We were incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

Our administrative office is located at 777 Main Street, Suite 600, Fort Worth, TX 76102, Telephone: (817)-887-8142. Our corporate website is located at www.appyea.com.

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

On November 15, 2017, we entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. Our Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. Our company owns membership interests of 5% in LLC and the transactions between our company and LLC which is an equity method investee are deemed to be between related parties. The Company reviewed Cedar Creek Labs Series Two LLC financial condition at June 30, 2018 and concluded that there is a 100% impairment loss related to the Company’s investment, and recorded an impairment loss of $24,524, for the year ended June 30, 2018. As of June 30, 2019 the Company is no longer utilizing this lab.

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

Source Code Assets

On April 2, 2013 we acquired a mobile application that will help the millions of amusement and theme park visitors by providing them with accurate attraction wait times, ride information, theme park maps, hours of park operation, parade and show times, firework times, and much more in the palms of cell phone users’ hands.

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

Intellectual Property

Our company currently has no patents or trademarks on our brand name and we have not and do not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, it may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and service names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our company business, including our web site design, services, product information and sales mechanics or to obtain and use information that we regard as proprietary. Any encroachment upon our company’s proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company’s proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Our company does not currently have any licenses to use any third-party intellectual property.

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

Employers use tests for drugs of abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing.

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

Employees

As of June 30, 2019, we have no employees other than our officers and directors.

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

Not Applicable.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “APYP”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of October 15, 2019, we had 48 shareholders of record of our common stock with 5,161,140,774 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this current report on Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this current report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this current report on Form 10-K.

Results of Operations

Year ended June 30, 2019 compared to year ended June 30, 2018.

	Year Ended
	June 30,
	2019	2018
Revenue	$345	$1,349
Revenue - related party	$-	$2,900
Operating expenses	$(164,258)	$(636,362)
Other expense	$(900,897)	$(1,362,143)
Net loss	$(1,064,810)	$(1,994,256)

We generated revenue of $345 and $1,349, and revenue from related party of $0 and $2,900 for the years ended June 30, 2019 and 2018, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of legal and professional fees, general and administrative expenses, and depreciation expense, were $164,258 and $636,362, for the years ended June 30, 2019 and 2018, respectively. Operating expense decreased during the year ended June 30, 2019, by $472,104 as compared to 2018, were primarily the result of decreased professional fees. Professional fees decrease by $371,941 during the year ended 2019, due to a decrease in consulting fees.

Other expenses totaled $900,897 for the year ended June 30, 2019 compared to $1,362,143 for the year ended June 30, 2018. The decrease in other expenses was primarily related a decrease in interest expense as well as the loss on the change in the fair value of our derivative liabilities offset by a loss on settlement of debt a decrease.

As a result of the foregoing, we incurred losses of $1,064,810 and $1,994,256 during the year ended June 30, 2019 and 2018, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third-party apps, investigation and analysis of the healthcare industry, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at June 30, 2019 and 2018.

	June 30,	June 30,
	2019	2018
Cash	$45,056	$47,196
Total Assets	$54,556	$54,496
Total Liabilities	$1,030,167	$1,904,064
Stockholders’ Deficit	$(975,611)	$(1,849,568)

As at June 30, 2019, the Company’s cash balance was $45,056 compared to $47,196 as at June 30, 2018 and our total assets at June 30, 2019 were $54,556 compared with $54,496 as at June 30, 2018. The increase in total assets was due to a decrease in fixed assets of $7,300 and cash of $2,140 offset by an increase in prepaid expense of $9,500.

As at June 30, 2019, the Company had total liabilities of $1,030,167 compared with total liabilities of $1,904,064 as at June 30, 2018. The decrease in total liabilities of $873,897, during the year ended 2019, was primarily the result of a decrease in accounts payable and accrued liabilities of $230,919, accrued salary of $220,494 and derivative liability of $438,053. As at June 30, 2019 and 2018, the Company accrued $3,506 and $224,000 for officer salary, respectively.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Working Capital

	June 30,	June 30,
	2019	2018
Current Assets	$54,556	$47,196
Current Liabilities	$1,030,167	$1,904,064
Working Capital (Deficiency)	$(975,611)	$(1,856,868)

The decrease in working capital deficiency was primarily attributed to a decrease in current liabilities.

Cash Flows

	Year Ended
	June 30,
	2019	2018
Cash Flows Used in Operating Activities	$(102,277)	$(135,550)
Cash Flows Used in Investing Activities	$-	$(25,000)
Cash Flows from Financing Activities	$100,137	$165,179
Net Change in Cash During Period	$(2,140)	$4,629

Cash Flow from Operating Activities

During the year ended June 30, 2019, the Company used $102,277 in cash in operating activities compared to cash used in operating activities of $135,550 during the year ended June 30, 2018. During the year ended June 30, 2019, we incurred a net loss of $1,064,810 of which $841,209 arose from non-cash expenses and we generated cash flow of $121,324 from the net increase in current liabilities. By comparison, during the year ended June 30, 2018, we incurred a net loss of $1,994,256 of which $1,413,053 arose from non-cash expenses and we generated cash flow of $445,653 from the net increase in current liabilities.

Cash Flow from Investing Activities

During the year ended June 30, 2019 and 2018, our company used $0 and $25,000 for investment in equity method investee, respectively

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2019 was $100,137, compared to net cash provided by financing activities of $165,179 for the year ended June 30, 2017. During the year ended June 30, 2019, we received $100,000 by way of loan under a convertible note payable, $437 loan from a related party and repaid $300 to a related party. During the year ended June 30, 2018, we received $142,167 by way of loan under a convertible note payable, $8,333 by way of loan under a convertible note payable – related party, $200 from the issuance of our common shares, $21,098 loan from a related party and repaid $6,619 to a related party.

Off-Balance Sheet Arrangements

As of June 30, 2019, our company had no off-balance sheet arrangements.

Application of Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

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

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2019 and 2018, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Also, refer to Note 2 – Summary of Significant Accounting Policies and Note 7 - Derivative Liabilities in the consolidated financial statements that are included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 APPYEA, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AppYea, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppYea, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

October 18, 2019

 APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$45,056	$47,196
Prepaid expenses	9,500	-
Total Current Assets	54,556	47,196

Fixed assets, net of accumulated depreciation of $257,870 and $250,570	-	7,300
TOTAL ASSETS	$54,556	$54,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	44,393	275,312
Accrued salary	3,506	224,000
Convertible loans and accrued interest, net of unamortized discounts of $15,000 and $81,968, respectively	315,232	290,823
Convertible loans and accrued interest - related party	-	8,977
Due to related party	88,224	88,087
Derivative liability	578,812	1,016,865
Total Current Liabilities	1,030,167	1,904,064

Total Liabilities	1,030,167	1,904,064

Stockholders’ Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 9,750,000 and 5,000,000 shares issued and outstanding at June 30, 2019 and 2018, respectively	975	500
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 5,095,935,524 and 1,240,477,060 shares issued and outstanding at June 30, 2019 and 2018, respectively	509,593	124,047
Additional paid-in capital	6,308,023	4,740,277
Stock payable	47,727	62,727
Accumulated deficit	(7,841,929)	(6,777,119)
Total Stockholders’ Deficit	(975,611)	(1,849,568)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,556	$54,496

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30,
	2019	2018

Revenues	$345	$1,349
Revenues - related party	-	2,900
Total Revenue	345	4,249

Operating Expenses
Professional fees	46,103	418,044
General and administrative	110,855	186,574
Depreciation	7,300	31,744
Total Operating Expenses	164,258	636,362

Loss from operations	(163,913)	(632,113)

Other Expense
Change in fair value of derivative liabilities	(464,691)	(912,590)
Interest expense	(238,956)	(424,553)
Loss on settlement of debt	(197,250)	-
Loss on investment in equity method investee	-	(476)
Impairment loss on Investment in equity method investee	-	(24,524)
Net Other Expense	(900,897)	(1,362,143)

Net Loss	$(1,064,810)	$(1,994,256)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,411,256,185	988,229,338

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2019 and 2018

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2017	5,000,000	$500	519,973,313	$51,997	$4,210,156	$105,000	$(4,782,863)	$(415,210)

Common stock issued for services	-	-	30,000,000	3,000	14,000	15,000	-	32,000
Common stock issued for the settlement of agreement	-	-	75,000,000	7,500	60,000	-	-	67,500
Common stock issued exchanged for common stock payable	-	-	30,000,000	3,000	54,473	(57,273)	-	200
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	585,503,747	58,550	401,648	-	-	460,198
Net loss for the period	-	-	-	-	-	-	(1,994,256)	(1,994,256)

Balance, June 30, 2018	5,000,000	$500	1,240,477,060	$124,047	$4,740,277	$62,727	$(6,777,119)	$(1,849,568)

Preferred stock issued for settlement of debt - related party	4,750,000	475	-	-	712,025	-	-	712,500
Common stock issued in conjunction with convertible note	-	-	50,000,000	5,000	10,000	-	-	15,000
Common stock issued exchanged for common stock payable	-	-	30,000,000	3,000	12,000	(15,000)	-	-
Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	3,775,458,464	377,546	833,721	-	-	1,211,267
Net loss for the period	-	-	-	-	-	-	(1,064,810)	(1,064,810)

Balance, June 30, 2019	9,750,000	$975	5,095,935,524	$509,593	$6,308,023	$47,727	$(7,841,929)	$(975,611)

See accompanying notes to consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,064,810)	$(1,994,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,300	31,744
Common stock issued for services	-	32,000
Common stock issued for settlement of agreement	-	67,500
Loss on settlement of debt	197,250	-
Impairment loss on investment in equity method investee	-	24,524
Amortization of debt discounts	171,968	329,219
Loss on investment in equity method investee	-	476
Penalty of convertible note	-	15,000
Change in fair value of derivative liabilities	464,691	912,590
Changes in operating assets and liabilities:
Prepaid expenses	(9,500)	-
Accounts payable and accrued liabilities	(669)	269,319
Accrued salary	64,506	96,000
Accrued interest	66,987	80,334
Net Cash Used in Operating Activities	(102,277)	(135,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investee	-	(25,000)
Net cash used in Investing Activities	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash and common stock payable	-	200
Proceeds from convertible notes payable, net of original issue discounts	100,000	142,167
Proceeds from convertible notes payable - related party, net of original issue discounts	-	8,333
Proceeds from loan to related party	437	21,098
Repayment of loan to related party	(300)	(6,619)
Net cash provided by Financing Activities	100,137	165,179

Net change in cash for period	(2,140)	4,629
Cash at beginning of period	47,196	42,567
Cash at end of period	$45,056	$47,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued for settlement of debt - related party	$285,000	$-
Common stock issued in conjunction with convertible notes	$15,000	$-
Common stock issued exchanged for common stock payable	$15,000	$-
Issuance of common stock for conversion of debt and accrued interest	$223,523	$164,657
Resolution of derivative liability upon conversion of debt	$987,744	$295,541
Derivative liability recognized as debt discount	$100,000	$285,500

See accompanying notes to consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1. NATURE OF OPERATIONS

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and a limited operating history.

The Company incorporated a wholly-owned subsidiary, “AppYea Holdings, Inc.” in state of South Dakota on January 13, 2017 and “The Diagnostic Centers Inc.” in State of South Dakota on August 2, 2017.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is June 30.

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

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended June 30, 2019 and 2018, no impairment losses have been identified.

Stock-based Compensation

ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 11.

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

The following table summarizes fair value measurements by level at June 30, 2019 and 2018, measured at fair value on a recurring basis:

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$578,812	$578,812

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$1,016,865	$1,016,865

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

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reported amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2019 and 2018, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. During the year ended June 30, 2019 and 2018, there were shares of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have not been included in the calculations of loss per share because such inclusions would have an anti-dilutive effect as the Company has incurred losses during the year ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

3. GOING CONCERN AND LIQUIDITY

At June 30, 2019, the Company had cash of $45,056 and current liabilities of $1,030,167 and had a working capital deficit of $975,611 and an accumulated deficit of $7,841,929. The Company anticipates future losses in its business. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

In our financial statements for the year ended June 30, 2019, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. FIXED ASSETS

As at June 30, 2019 and 2018, the balance of fixed assets represented a vehicle and mobile application software as follows:

	June 30,	June 30,
	2019	2018
Mobile applications	$257,870	$257,870
Accumulated depreciation	(257,870)	(250,570)
Fixed assets, net	$-	$7,300

Depreciation expense for the year ended June 30, 2019 and 2018 was $7,300 and $31,744.

5. CONVERTIBLE LOANS

At June 30, 2019 and 2018, convertible loans consisted of the following:

	June 30,	June 30,
	2019	2018
March 2015 Note	$-	$-
November 2016 Note -1	147,000	150,000
Convertible notes - Issued in fiscal year 2018	49,438	195,614
Convertible notes - Issued in fiscal year 2019	105,000	-
Total convertible notes payable	301,438	345,614

Accrued interest	28,794	27,177
Less: Unamortized debt discount	(15,000)	(81,968)
Total convertible notes	315,232	290,823

Less: current portion of convertible notes	315,232	290,823
Long-term convertible notes	$-	$-

During the year ended June 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $171,968 and $320,886, respectively.

Conversion

During the year ended June 30, 2019 and 2018, the Company converted notes with principal amounts and accrued interest of $213,365 into 3,673,860,559 shares of common stock and $164,657 into 585,503,747 shares of common stock, respectively. The corresponding derivative liability at the date of conversion of $957,265 and $295,541 was credited to additional paid in capital, respectively.

March 2015 Note

On March 13, 2015, the Company issued a $10,000 convertible promissory note payable. The unsecured convertible promissory note payable is due upon demand and carries an interest rate of 12% per annum. The note payable is convertible at the option of the holder, at 50% of the lowest traded price for the 60 days preceding conversion as posted on the OTC Markets or on such US National Exchange upon which the Company may be listed. Effective March 13, 2015, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined it is indexed to the Company’s common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company valued the conversion feature at the issue date (March 13, 2015) at $14,552 using the Black Scholes valuation model. $10,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture. The balance of $4,552 of the value assigned to the derivative liability was expensed on the issue date of the convertible note.

As of June 30, 2019, and 2018, the outstanding principal balance of the note was $0, the note had accrued interest of $454 and an unamortized debt discount of $0.

November 2016 Note

On November 15, 2016, the Company entered into four separate agreements with Greentree Financial Group, Inc., consisting of a Financial Advisory Agreement, a Loan Agreement, a Convertible Promissory Note, and a Warrant.

The Loan Agreement allows for the Company to borrow up to $250,000 from Greentree, which will be evidenced by various promissory notes, which will automatically mature 12 months from the date of applicable Note, will accrue interest at a rate of 12% per annum, and will include an original issuance discount (“OID”) of 10%. In addition, the promissory notes will be convertible at a price equal to 55% of the lowest trading price during the 10 trading days immediately prior to a conversion date. The conversion price shall not be lower than $0.0001. Note may not be converted prior to 6 months from its issuance. There is a 10% prepayment penalty associated with each of the promissory notes. An initial promissory note of $100,000 was issued on November 15, 2016. On January 26, 2017 and June 30, 2017, the Company issued convertible note of $75,000 and $75,000 according to the loan agreement on November 15, 2016. Note is currently in default.

The warrant issued to Greentree allows for the purchase of up to 5,000,000 shares of the Company’s common stock for a three-year period, expiring on November 15, 2019, with an exercise price of $0.03 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula.

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

The warrant issued to Bellridge Capital L.P. allows for the purchase of up to 394,735,000 shares of the Company’s common stock for a three-year period with an exercise price of $0.0002 per share. The warrants also contain a cashless exercise feature, based on a cashless exercise formula. In connection with the Secured Promissory Note, the Company entered into a Security Agreement which grants the Debtor a security interest in all of the assets of the Company. On March 15, 2019, the Company agreed to amend the conversion price of the note to the lower of $0.0002 or 55% of the lowest trading price in the 20 trading days prior to the conversion date and the exercise price of warrants to $0.0001.

Promissory Notes - Issued in fiscal year 2019

During the year ended June 30, 2019, the Company issued a total of $105,000 of notes with the following terms:

•	Terms ranging from 3 months to 12 months.
•	Annual interest rates of 5% - 8%.
•	Convertible at the option of the holders at issuance.
•	Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.
•	The note of $80,000 is the tranche of Note issued on June 25, 2018.

Certain notes allow the Company to redeem the notes at rates ranging from 115% to 125% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $5,000 and the Company received cash of $100,000. Certain convertible note was also provided with a total of 50,000,000 common shares and 800,000,000 warrants.

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

The fair value of the derivative liability for all the note that became convertible for the year ended June 30, 2019 amounted to $387,038. $85,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $302,038 was recognized as a “day 1” derivative loss.

Warrants

The Company identified conversion features embedded within certain notes and warrants issued during the year ended June 30, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The warrants are exercisable into 42,500,000 shares of common stock, for a period of five and three years from issuance, at a price of $0.0005 and $0.0001 per share. As a result of the reset features, the warrants increased by 193,181,818 and 150,681,818 for the year ended June 30, 2019 and 2018, respectively, and the total warrants exercisable into 386,636,636 shares of common stock at $0.000055 per share as of June 30, 2019. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

During the year ended June 30, 2019, the Company granted 800,000,000 warrants valued at $159,160 in conjunction with second tranche of Bellridge convertible note. The expiry date of warrant is on June 25, 2021.

A summary of activity during the year ended June 30, 2019 and 2018 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, June 30, 2017	5,000,000	$0.03

Granted	437,235,000	0.0002
Reset feature	150,681,818	0.0001
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2018	592,916,818	$0.0004
Granted	800,000,000	-
Reset feature	193,181,818	0.0000
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2019	1,586,098,636	$0.0002

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2019:

	Warrants Outstanding		Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
5,000,000	0.38	$0.03	5,000,000	$0.03
386,363,636	3.29	$0.000055	386,363,636	$0.000055
1,194,735,000	1.99	$0.0001	1,194,735,000	$0.0001
1,586,098,636	2.30	$0.0002	1,586,098,636	$0.0002

6. CONVERTIBLE LOANS – RELATED PARTY

At June 30, 2019 and 2018, convertible loan – related party consisted of the following:

	June 30,	June 30,
	2019	2018
Convertible notes - related party -Issued in fiscal year 2018	-	8,333
Total convertible notes payable	-	8,333

Accrued interest -related party	-	644
Less: Unamortized debt discount - related party	-	-
Total convertible notes	-	8,977

Less: current portion of convertible notes - related party	-	8,977
Long-term convertible notes	$-	$-

During the year ended June 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $0 and $8,333, respectively.

Conversion

During the year ended June 30, 2019, the Company converted notes with principal amounts and accrued interest of $10,158 into 101,597,905 shares of common stock. The corresponding derivative liability at the date of conversion of $30,479 was settled through additional paid in capital.

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

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended June 30, 2019 and 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018
Expected term	0.17 - 4.04 years	0.04 - 5.00 years
Expected average volatility	270% - 683%	147%-488%
Expected dividend yield	-	-
Risk-free interest rate	1.75% - 2.94%	0.96%-2.73%

The following table summarizes the changes in the derivative liabilities during the year ended June 30, 2019 and 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2017	$114,316
Addition of new derivatives recognized as debt discounts	285,500
Addition of new derivatives recognized as loss on derivatives	689,272
Settled on issuance of common stock	(295,541)
Loss on change in fair value of the derivative	223,318
Balance - June 30, 2018	1,016,865

Addition of new derivatives recognized as debt discounts	85,000
Addition of new derivatives recognized as loss on derivatives	461,198
Settled due to conversion of debt	(987,744)
Loss on change in fair value of the derivative	3,493
Balance - June 30, 2019	$578,812

The aggregate loss on derivatives during the year ended June 30, 2019 and 2018 was $464,691 and $912,590, respectively.

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

Agreements

In December 2016, the Company entered into contract agreements with Big Dreams ventures, LLC and M Endeavors, LLC, for marketing the services to Doctors office, clinic and hospitals for the term of 5 years. The Agreements shall automatically renew for successive 12-month periods unless otherwise terminated in accordance with the terms of the Agreements. The Company was required to pay monthly fees of $10,000 and $8,000, respectively, and expenses related to these contracts. On September 6, 2017, the Company entered into an amended agreement with M Endeavors, LLC and Big Dream together and agreed to pay a total of $12,000 monthly for a term of one year. The Company mutually agreed to terminate this agreement and an outstanding obligation was fully forgiven. During the year ended June30, 2019, the Company recognized gain on settlement of debt of $180,250. As of June 30, 2019 and 2018, the Company recorded accrued expenses of $0 and $180,250, respectively.

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of June 30, 2019 and 2018, the Company recorded accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. During the year ended June 30, 2019, the Company recognized gain on settlement of debt of $50,000. As of June 30, 2019 and 2018, the Company recorded accrued expense of $10,000 and $60,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the years ended June 30, 2019 and 2018, the Company incurred $2,496 and $2,484, respectively.

10. SHAREHOLDERS’ EQUITY

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

On May 23, 2019, the Company issued 4,750,000 of its restricted convertible preferred stock to its CEO in exchange for $285,000 of accrued compensation (See Note 11).

As of June 30, 2019 and 2018, 9,750,000 and 5,000,000 shares of the Company's convertible preferred stock were issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 6,000,000,000 shares of common stock at a par value of $0.0001.

During the year ended June 30, 2019, the Company issued 3,855,458,464 shares of common stock as follows;

•	3,775,458,464 shares for conversion of debt and accrued interest of $223,523
•	50,000,000 shares in conjunction with convertible note for $15,000
•	30,000,000 shares exchange for common stock payable

During the year ended June 30, 2018, the Company issued common shares as follows;

•	an aggregate of 585,503,747 common shares were issued for the conversion of debt and accrued interest of $164,657, and released derivative liabilities of $295,541 to paid-in capital
•	30,000,000 common shares were issued for cash of $200 and reduction in common stock payable of $57,273
•	75,000,000 common shares were issued with a fair value of $67,500 according to the settlement (Note9).
•	30,000,000 common shares were issued with a fair value of $17,000 for consulting services

As of June 30, 2019 and 2018, 5,095,935,524and 1,240,477,060 shares of the Company’s common stock were issued and outstanding, respectively.

Stock payable

The Company had insufficient authorized shares as of June 30, 2017 and as a result, the Company had $105,000 in stock payable for which it is obligated to issue 55,000,000 shares of common stock for consulting services. During the year ended June 30, 2018 the company issued 30,000,000 common shares for cash of $200 and reduced common stock payable by $57,273.

As of June 30, 2019, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

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

11. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. During the year ended June 30, 2019, the Company issued 4,750,000 shares of convertible preferred stock for a settlement of accrued salary of $285,000. As a result, the Company recognized a loss on settlement of debt of $427,500. As of June 30, 2019 and 2018, the Company recorded accrued salary of $3,506 and $224,000, respectively.

During the year ended June 30, 2019 and 2018, the Company borrowed a total amount of $437 and $21,098 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $300 and $6,618, respectively. This loan is a non-interest bearing and due on demand. As of June 30, 2019 and 2018, the Company owed EVP, a related party $88,224 and $88,087, respectively.

On November 15, 2017, the Company entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. The Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. The Company owns membership interests of 5% in LLC and the transactions between the Company and LLC which is an equity method investee are deemed to be between related parties. During the year ended June 30, 2019 and 2018, the Company recorded revenue – related party of $0 and $2,900 and collected accounts receivable – related party of $0 and $2,900, respectively.

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

The provision for refundable federal income tax at 21% consists of the following for the periods ending:

	June 30,	June 30,
	2019	2018
Federal income tax (expense) benefit attributed to:
Net operating loss	$55	$219,755
Valuation	(55)	(219,755)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30,	June 30,
	2019	2018
Deferred tax attributed:
Net operating loss carryover	$334,068	$556,689
Effect of change in the statutory rate	-	(222,676)
Less: change in valuation allowance	(334,068)	(334,013)
Net deferred tax asset	$-	$-

As at June 30, 2019, the Company had an unused net operating loss (“NOL”) carry-forward of approximating $1,590,803 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

Income taxes for the years ended 2012 through 2019, remain subject to examination.

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company issued 65,205,250 shares of common stock fo conversion of debt and accrued interest of $2,608.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to the existence of the material weaknesses as of June 30, 2019, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the South Dakota Revised Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Douglas O. McKinnon(1)	2019	96,000	-	-	-	-	-	-	96,000
CEO and CFO	2018	96,000	-	-	-	-	-	-	96,000

Keri Williams(2)	2019	-	-	-	-	-	-	-	-
Secretary and Director	2018	-	-	-	-	-	-	-	-

Devin Beavers(3)	2019	-	-	-	-	-	-	-	-
Director	2018	-	-	-	-	-	-	-	-

Note:

________

(1)	Mr. McKinnon was appointed as our chief executive officer and chief financial officer on March 7, 2016. Salary has been accrued but not paid in cash as of the filing of this Proxy Statement.

(2)	Mrs. Williams was appointed as secretary on January 8, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 15, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares of Common Stock(a)	Percent of Common Stock	Number of Shares of Series A Preferred Stock(b)	Percent of Series A Preferred Stock	Total Voting Shares(b)	Percent of Total Voting Shares(c)
Douglas O. McKinnon	-	-	6,416,667	65.8%	6,416,667,000	43.0%
Keri Williams	24,000,000	*	-	-	24,000,000	*
Devin Beavers	5,000,000	*	-	-	5,000,000	*
Directors and Executive Officers as a Group (3 persons)	29,000,000	*	6,416,667	65.8%	6,445,667,000	43.2%

5% Stockholders
BBBY, Ltd(1)		*	1,666,667	17.1%	1,777,667,000	12.1%

___________

*	Represents an amount less than 1%.

(a)

Includes (i) options, warrants and convertible securities exercisable or convertible for common stock, and (ii) shares of common stock issuable upon conversion of preferred stock, which shares are also provided separately in the table above where applicable, each within 60 days of the record date. the shares in the column “Number of Common Stock Shares” includes all shares which could be issued upon exercise or conversion of outstanding exercisable or convertible securities held by such stockholder.

(b)	Each share of Series A Preferred Stock converts into common stock at the option of each holder on a one-for-1,500 basis and votes 1,000 voting shares on all stockholder matters.

(c)

Based on 14,911,140,774 total voting shares as of October 15, 2109. As of October 15, 2019, there were 5,161,140,774 shares of our company’s common stock issued and outstanding and 9,750,000 shares of our preferred stock issued and outstanding.

(1)

Address: 777 Main Street, Suite 600, Fort Worth Texas 76102. Includes 1,666,667 shares of Preferred Stock, held in the name of BBBY, Ltd. The beneficial owner of the shares held by BBBY, Ltd. is Byron Young, its Manager.

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses. The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, our company has not engaged in any transactions with any of its related persons.

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. The President of the Company provided management and office premises to the Company for no compensation in 2015. During the year ended June 30, 2019, the Company issued 4,750,000 shares of convertible preferred stock for a settlement of accrued salary of $285,000 As a result, the Company recognized a loss on settlement of debt of $427,500. As of June 30, 2019 and 2018, the Company recorded accrued salary of $3,506 and $224,000, respectively.

During the years ended June 30, 2019 and 2018, the Company borrowed a total amount of $437 and $21,098 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $300 and $6,618, respectively. This loan is a non-interest bearing and due on demand. As of June 30, 2019 and 2018, the Company owed EVP, a related party $88,224 and $88,087, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2019 and for fiscal year ended June 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended June 30, 2019	Year Ended June 30, 2018

Audit Fees	$24,000	$22,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$24,000	$22,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(21)	Subsidiaries of the Registrant
21.1*	List of Subsidiaries
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

APPYEA, INC.

Dated: October 18, 2019	By:	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2019	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 18, 2019	/s/ Keri Williams
Keri Williams
Secretary and Director

Dated: October 18, 2019	/s/ Devin Beavers
Devin Beavers
Director

