Form 10-Q
period 2019-09-30
APPYEA, INC
filed 2019-11-19
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Main Street, Suite 600, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 887-8142
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

5,161,140,774 common shares issued and outstanding as of November 14, 2019

 FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$11,555	$45,056
Prepaid expenses	2,000	9,500
Total Current Assets	13,555	54,556

TOTAL ASSETS	$13,555	$54,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	40,531	44,393
Accrued salary	21,506	3,506
Convertible loans and accrued interest, net of unamortized discounts of $8,699 and $15,000, respectively	332,676	315,232
Due to related party	88,249	88,224
Derivative liability	584,534	578,812
Total Current Liabilities	1,067,496	1,030,167

Total Liabilities	1,067,496	1,030,167

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 9,750,000 shares issued and outstanding, respectively	975	975
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 5,161,140,774 and 5,095,935,524 shares issued and outstanding, respectively	516,114	509,593
Additional paid-in capital	6,310,631	6,308,023
Stock payable	47,727	47,727
Accumulated deficit	(7,929,388)	(7,841,929)
Total Stockholders' Deficit	(1,053,941)	(975,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,555	$54,556

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenues	$135	$78

Operating Expenses
Professional fees	28,879	9,561
General and administrative	26,420	28,257
Depreciation	-	6,500
Total Operating Expenses	55,299	44,318

Loss from operations	(55,164)	(44,240)

Other Expense
Change in fair value of derivative liabilities	(12,243)	(130,761)
Interest expense	(20,052)	(42,575)
Net Other Expense	(32,295)	(173,336)

Net Loss	$(87,459)	$(217,576)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,095,935,524	1,240,477,060

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2019	9,750,000	$975	5,095,935,524	$509,593	$6,308,023	$47,727	$(7,841,929)	$(975,611)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	65,205,250	6,521	2,608	-	-	9,129
Net loss for the period	-	-	-	-	-	-	(87,459)	(87,459)
Balance, September 30, 2019	9,750,000	975	5,161,140,774	516,114	6,310,631	47,727	(7,929,388)	(1,053,941)

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2018	5,000,000	$500	1,240,477,060	$124,047	$4,740,277	$62,727	$(6,777,119)	$(1,849,568)

Net loss for the period	-	-	-	-	-	-	(217,576)	(217,576)
Balance, September 30, 2018	5,000,000	500	1,240,477,060	124,047	4,740,277	62,727	(6,994,695)	(2,067,144)

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,459)	$(217,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	6,500
Amortization of debt discounts	6,301	24,974
Change in fair value of derivative liabilities	12,243	130,761
Changes in operating assets and liabilities:
Prepaid expenses	7,500	-
Accounts payable and accrued liabilities	(3,862)	(8,369)
Accrued salary	18,000	21,525
Accrued interest	13,751	17,601
Net Cash Used in Operating Activities	(33,526)	(24,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan to related party	25	377
Repayment of loan to related party	-	(300)
Net cash provided by Financing Activities	25	77

Net change in cash for period	(33,501)	(24,507)
Cash at beginning of period	45,056	47,196
Cash at end of period	$11,555	$22,689

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$2,608	$-
Resolution of derivative liability upon conversion of debt	$6,521	$-

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on October 18, 2019.

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

The following table summarizes fair value measurements by level at September 30, 2019 and June 30, 2019, measured at fair value on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$584,534	$584,534

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$578,812	$578,812

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

3. GOING CONCERN AND LIQUIDITY

At September 30, 2019, the Company had cash of $11,555 and current liabilities of $1,067,496 and a working capital deficit of $1,053,941. The Company has generated net losses from operations since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. CONVERTIBLE LOANS

At September 30, 2019 and June 30, 2019, convertible loans consisted of the following:

	September 30,	June 30,
	2019	2019
March 2015 Note	$-	$-
November 2016 Note	147,000	147,000
Convertible notes - Issued in fiscal year 2018	47,330	49,438
Convertible notes - Issued in fiscal year 2019	105,000	105,000
Total convertible notes payable	299,330	301,438

Accrued interest	42,045	28,794
Less: Unamortized debt discount	(8,699)	(15,000)
Total convertible notes	332,676	315,232

Less: current portion of convertible notes	332,676	315,232
Long-term convertible notes	$-	$-

During the three months ended September 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $6,301 and $24,974, respectively.

Conversion

During the three months ended September 30, 2019, the Company converted notes with principal amounts and accrued interest of $2,608 into 65,205,250 shares of common stock. The corresponding derivative liability at the date of conversion of $6,521, was settled through additional paid in capital.

March 2015 Note

As of September 30, 2019, and June 30, 2019, the outstanding principal balance of the note was $0, the note had accrued interest of $454.

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

Warrants

A summary of activity during the three months ended September 30, 2019 follows:

Warrants Outstanding
Weighted Average
	Shares	Exercise Price
Outstanding, June 30, 2019	1,586,098,636	$0.0002
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2019	1,586,098,636	$0.0002

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
5,000,000	0.13	$0.03	5,000,000	$0.03
386,363,636	3.04	$0.000055	386,363,636	$0.000055
1,194,735,000	1.74	$0.0001	1,194,735,000	$0.0001
1,586,098,636	2.05	$0.0002	1,586,098,636	$0.0002

5. DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	September 30,	June 30,
	2019	2019
Expected term	0.13 - 3.04 years	0.17 - 4.04 years
Expected average volatility	359% - 425%	270% - 683%
Expected dividend yield	-	-
Risk-free interest rate	1.56% - 1.91%	1.75% - 2.94%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2019	$578,812
Settled due to conversion of debt	(6,521)
Loss on change in fair value of the derivative	12,243
Balance - September 30, 2019	$584,534

The aggregate loss on derivatives during the three months ended September 30, 2019 and 2018 was $12,243 and $130,761, respectively.

6. COMMITMENTS AND CONTINGENCIES

Leases and Long term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Agreements

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of September 30, 2019 and June 30, 2019, the Company has accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields $ Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement terminated at the close of business April 30, 2018. During the year ended June 30, 2019, the Company recognized gain on settlement of debt of $50,000. As of September 30, 2019 and June 30, 2019, the Company has accrued expense of $10,000 and $10,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the three months ended September 30, 2019 and 2018, the Company incurred $623 and $623, respectively.

7. SHAREHOLDERS' EQUITY

Convertible Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As of September 30, 2019 and June 30, 2019, 9,750,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the three months ended September 30, 2019, the Company issued 65,205,250 shares of common stock for conversion of debt and accrued interest of $2,608

As at September 30, 2019 and June 30, 2019, 5,161,140,774 and 5,095,935,524 shares of the Company's common stock were issued and outstanding.

Stock payable

As of September 30, 2019, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

8. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed current CEO and approved a base compensation package of $8,000 per month for CEO. During the three months ended September 30, 2019 and 2018, the Company paid $24,000 and $24,000, respectively. As of September 30, 2019, and June 30, 2019, the Company recorded accrued salary of $21,506 and $3,506, respectively.

During the three months ended September 30, 2019 and 2018, the Company borrowed a total amount of $25 and $377 from Evergreen Venture Partners LLC (“EVP”), which the CEO is the majority owner, and repaid $0 and $300, respectively. This loan is a non-interest bearing and due on demand. As of September 30, 2019, and June 30, 2019, the Company owed EVP, a related party $88,249 and $88,224, respectively.

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

On November 15, 2017, we entered into a distribution agreement with Cedar Creek Labs Series Two LLC (“LLC”) for the term of 1 year. The agreement shall be automatically extended for successive 1 year unless there is the notice to terminate. Our Company shall use best efforts to market the Products for the LLC and will receive compensation ranging from 15% to 40% of profit. Our company owns membership interests of 5% in LLC and the transactions between our company and LLC which is an equity method investee are deemed to be between related parties. The Company reviewed Cedar Creek Labs Series Two LLC financial condition at June 30, 2018 and concluded that there is a 100% impairment loss related to the Company’s investment, and recorded an impairment loss of $24,524, for the year ended June 30, 2018. As of June 30, 2019 our company is no longer utilizing this lab.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months Ended
	September 30,
	2019	2018
Revenue	$135	$78
Operating expenses	$(55,299)	$(44,318)
Other expense	$(32,295)	$(173,336)
Net loss	$(87,459)	$(217,576)

We generated revenue of $135 and $78 for the three months ended September 30, 2019 and 2018, respectively. During our limited history, we have generated nominal revenue and have very little operating history upon which to evaluate our business.

Operating expenses, which consisted of legal and professional fees, general and administrative expenses, and depreciation expense, were $55,299 and $44,318, for the three months ended September 30, 2019 and 2018, respectively. Operating expense increased during the three months ended September 30, 2019, by $10,981 as compared to 2018, were primarily the result of increased professional fees. Professional fees increase by $19,318 during the three months ended September 30, 2019, due to an increase in legal fees.

Other expense totaled $32,295 for the three months ended September 30, 2019 compared to $173,336 for the three months ended September 30, 2018. The decrease in other expense was primarily related a decrease in loss on the change in fair value of our derivative liabilities as well as a decrease in interest expense.

As a result of the foregoing, we incurred losses of $87,459 and $217,576 during the three months ended September 30, 2019 and 2018, respectively.

Our activities have been entirely directed at the development of our internal apps, the acquisition of third-party apps, investigation and analysis of the healthcare industry, and the sourcing of capital to fund these activities.

The following table provides selected financial data about our Company as at September 30, 2019 and 2018.

	September 30,	June 30,
	2019	2019
Cash	$11,555	$45,056
Total Assets	$13,555	$54,556
Total Liabilities	$1,067,496	$1,030,167
Stockholders' Equity	$(1,053,941)	$(975,611)

As at September 30, 2019, the Company’s cash balance was $11,555 compared to $45,056 as at June 30, 2019 and our total assets at September 30, 2019 were $13,555 compared with $54,556 as at June 30, 2018. The decrease in total assets was due to a decrease in cash and prepaid expense.

As at September 30, 2019, the Company had total liabilities of $1,067,496 compared with total liabilities of $1,030,167 as at June 30, 2019. The increase in total liabilities of $37,329, during the three months ended September 30, 2019, was primarily the result of an increase in accrued salary and convertible notes. As of September 30, 2019 and June 30, 2019, the Company accrued $21,506 and $3,506 for officer salary, respectively.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our overhead expenses or business development for the next 12 months.

Working Capital

	September 30,	June 30,
	2019	2019
Cash	$11,555	$45,056

Current Assets	$13,555	$54,556
Current Liabilities	$1,067,496	$1,030,167
Working Capital (Deficiency)	$(1,053,941)	$(975,611)

The decrease in working capital deficiency was primarily attributed to an increase in accrued salary and convertible notes and a decrease in cash.

Cash Flows

	Three Months Ended
	September 30,
	2019	2018
Cash Flows Used in Operating Activities	$(33,526)	$(24,584)
Cash Flows from Financing Activities	$25	$77
Net Change in Cash During Period	$(33,501)	$(24,507)

Cash Flow from Operating Activities

During the three months ended September 30, 2019, the Company used $33,526 in cash in operating activities compared to cash used in operating activities of $24,584 during the three months ended September 30, 2018. During the three months ended September 30, 2019, we incurred a net loss of $87,459 of which $18,544 arose from non-cash expense and we generated cash flow of $35,389 from the operating assets and liabilities. By comparison, during the three months ended September 30, 2018, we incurred a net loss of $217,576 of which $162,235 arose from non-cash expenses and we generated cash flow of $33,232 from the net increase in operating liabilities.

During the three months ended September 30, 2019 and 2018, our company did not have any investing activities.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2019 was $25, compared to net cash provided by financing activities of $77 for the three months ended September 30, 2017. During the three months ended September 30, 2019, we received $25 loan from a related party. During the three months ended September 30, 2018, we received $377 by way of loan under a convertible note payable – related party, and repaid $300 to a related party.

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

______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: November 19, 2019	/s/ Douglas O. McKinnon
Douglas O. McKinnon
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

