Form 10-Q
period 2019-12-31
APPYEA, INC
filed 2020-02-27
CIK 1568969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number
000-55403

APPYEA, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-1496846
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
777 Main Street, Suite 600, Fort Worth TX	76102
(Address of principal executive offices)	(Zip Code)

(800) 674-3561
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

5,376,140,774 common shares issued and outstanding as of February 12, 2020

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPYEA, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash	$311	$45,056
Prepaid expense	2,000	9,500
Total Current Assets	2,311	54,556

TOTAL ASSETS	$2,311	$54,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	54,896	44,393
Accrued salary	45,506	3,506
Convertible loans and accrued interest, net of unamortized discounts of $2,397 and $15,000, respectively	332,229	315,232
Due to related party and accrued interest	104,249	88,224
Derivative liabilities	621,935	578,812
Total Current Liabilities	1,158,815	1,030,167

Total Liabilities	1,158,815	1,030,167

Stockholders' Deficit:
Convertible preferred stock, $0.0001 par value, 60,000,000 shares authorized, 9,750,000 shares issued and outstanding, respectively	975	975
Common stock, $0.0001 par value, 6,000,000,000 shares authorized, 5,376,140,774 and 5,095,935,524 shares issued and outstanding, respectively	537,614	509,593
Additional paid-in capital	6,432,131	6,308,023
Stock payable	47,727	47,727
Accumulated deficit	(8,174,951)	(7,841,929)
Total Stockholders' Deficit	(1,156,504)	(975,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,311	$54,556

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$68	$119	$203	$197

Operating Expenses
Professional fees	24,340	18,610	53,219	28,171
General and administrative	25,337	26,412	51,757	54,669
Depreciation	-	-	-	6,500
Total Operating Expenses	49,677	45,022	104,976	89,340

Loss from operations	(49,609)	(44,903)	(104,773)	(89,143)

Other Income (Expense)
Change in fair value of derivative liabilities	(158,901)	486,086	(171,144)	355,325
Interest expense	(37,053)	(34,128)	(57,105)	(76,703)
Net Other Income (Expense)	(195,954)	451,958	(228,249)	278,622

Net Income (Loss)	$(245,563)	$407,055	$(333,022)	$189,479

Net Income (Loss) Per Common Share: Basic and Diluted
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted
Basic	5,269,778,274	1,330,983,536	5,229,093,201	1,285,730,298
Diluted	5,269,778,274	7,173,042,878	5,229,093,201	7,148,481,669

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

For the Six Months Ended December 31, 2019

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2019	9,750,000	$975	5,095,935,524	$509,593	$6,308,023	$47,727	$(7,841,929)	$(975,611)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	65,205,250	6,521	2,608	-	-	9,129
Net loss for the period	-	-	-	-	-	-	(87,459)	(87,459)
Balance, September 30, 2019	9,750,000	975	5,161,140,774	516,114	6,310,631	47,727	(7,929,388)	(1,053,941)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	215,000,000	21,500	121,500	-	-	143,000
Net loss for the period	-	-	-	-	-	-	(245,563)	(245,563)
Balance, December 31, 2019	9,750,000	$975	5,376,140,774	$537,614	$6,432,131	$47,727	$(8,174,951)	$(1,156,504)

For the Six Months Ended December 31, 2018

	Convertible				Additional
	Preferred Stock		Common stock		paid-in	Stock	Accumulated
	Shares	Amount	Shares	Amount	capital	payable	Deficit	Total

Balance, June 30, 2018	5,000,000	$500	1,240,477,060	$124,047	$4,740,277	$62,727	$(6,777,119)	$(1,849,568)

Net loss for the period	-	-	-	-	-	-	(217,576)	(217,576)
Balance, September 30, 2018	5,000,000	500	1,240,477,060	124,047	4,740,277	62,727	(6,994,695)	(2,067,144)

Common stock issued for conversion of debt and resolution of derivative liabilities	-	-	382,664,200	38,266	85,728	-	-	123,994
Net income for the period	-	-	-	-	-	-	407,055	407,055
Balance, December 31, 2018	5,000,000	$500	1,623,141,260	$162,313	$4,826,005	$62,727	$(6,587,640)	$(1,536,095)

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(333,022)	$189,479
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	-	6,500
Amortization of debt discounts	12,603	44,873
Change in fair value of derivative liabilities	171,144	(355,325)
Changes in operating assets and liabilities:
Prepaid expenses	7,500	-
Accounts payable and accrued liabilities	10,503	(1,272)
Accrued salary	42,000	38,706
Accrued interest	44,502	31,830
Net Cash Used in Operating Activities	(44,770)	(45,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan form related party	25	377
Repayment of loan from related party	-	(300)
Net cash provided by Financing Activities	25	77

Net change in cash for period	(44,745)	(45,132)
Cash at beginning of period	45,056	47,196
Cash at end of period	$311	$2,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt and accrued interest	$24,108	$28,973
Resolution of derivative liability upon conversion of debt	$128,021	$95,021

See accompanying notes to the unaudited consolidated financial statements.

APPYEA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

During the quarter ended March 31, 2019 the Company entered into a 2-year management and advisory agreement with Hempori, Inc. to assist the Company in identifying and managing the Company’s overall business strategy and opportunities to enter the hemp based Cannabidiol (CBD) industry. Additionally, the Company entered into an exclusive CBD infused beverage licensing agreement with the Prouty Company to market flavored and non-flavored beverages in various formulas infused with CBD to achieve the following “mood enhancing” affects: Energy, Calm, Focus, and Sleep.

On February 7, 2020 the Company’s Board of Directors reached and approved terms of a separation agreement with our former CEO Doug McKinnon.

On February 7, 2020 the Company’s Board of Directors approved the employment contract of Todd Violette as the new CEO and the appointment of Todd Violette as a new Director and elected him to the position of Chairmen of the Board of Directors.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of December 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on October 18, 2019.

On July 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (as amended by ASU 2018-01, 2018-10, 2018-11, 2018-20, and 2019-01, collectively, including ASU 2016-02, “ASC 842”), using the modified retrospective method. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, previously reported financial information has not been restated to reflect the application of the new standard to the comparative periods presented. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption of ASC 842 did not have a material impact on the consolidated financial statements. See Note 6 for further discussion.

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

The following table summarizes fair value measurements by level at December 31, 2019 and June 30, 2019, measured at fair value on a recurring basis:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$621,935	$621,935

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$578,812	$578,812

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

3. GOING CONCERN AND LIQUIDITY

At December 31, 2019, the Company had cash of $311 and current liabilities of $1,158,815 and a working capital deficit of $1,156,504. The Company has generated net losses from operations since inception. The Company anticipates future losses in its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

4. CONVERTIBLE LOANS

At December 31, 2019 and June 30, 2019, convertible loans consisted of the following:

	December 31,	June 30,
	2019	2019
March 2015 Note	$-	$-
November 2016 Note -1	147,000	147,000
Convertible notes - Issued in fiscal year 2018	47,330	49,438
Convertible notes - Issued in fiscal year 2019	105,000	105,000
Total convertible notes payable	299,330	301,438

Accrued interest	35,296	28,794
Less: Unamortized debt discount	(2,397)	(15,000)
Total convertible notes	332,229	315,232

Less: current portion of convertible notes	332,229	315,232
Long-term convertible notes	$-	$-

During the six months ended December 31, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $12,603 and $44,873, respectively.

Conversion

During the six months ended December 31, 2019, the Company converted notes with principal amounts and accrued interest of $24,108 into 280,205,250 shares of common stock. The corresponding derivative liability at the date of conversion of $128,021, was settled through additional paid in capital.

March 2015 Note

As of December 31, 2019, and June 30, 2019, the outstanding principal balance of the note was $0, the note had accrued interest of $454.

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

Certain notes allow the Company to redeem the notes at rates ranging from 115% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $38,447 and the Company received cash of $142,167. Convertible notes issued in fiscal year 2018 are currently in default.

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

The fair value of the derivative liability for all the notes that became convertible for the year ended June 30, 2019 amounted to $387,038. $85,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $302,038 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the six months ended December 31, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, June 30, 2019	1,586,098,636	$0.0002
Granted	-	-
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	(5,000,000)	(0.03)
Outstanding, December 31, 2019	1,581,098,636	$0.0001

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2019:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
386,363,636	2.79	$0.000055	386,363,636	$0.000055
1,194,735,000	1.48	$0.0001	1,194,735,000	$0.0001
1,581,098,636	1.80	$0.0001	1,581,098,636	$0.0001

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2019	2019
Expected term	0.10 - 3.04 years	0.17 - 4.04 years
Expected average volatility	359% - 425%	270% - 683%
Expected dividend yield	-	-
Risk-free interest rate	1.48% - 1.91%	1.75% - 2.94%

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2019	$578,812

Settled due to conversion of debt	(128,021)
Loss on change in fair value of the derivative	171,144
Balance - December 31, 2019	$621,935

The aggregate gain (loss) on derivatives during the six months ended December 31, 2019 and 2018 was ($171,144) and $355,325, respectively.

6. COMMITMENTS AND CONTINGENCIES

 Agreements

On October 2, 2017, the Company entered into an agreement with Pacific Pain & Regenerative Medicine. The Company was required to pay $3,000 per month for a collector in exchange for a minimum of 5 PGX tests per week or 20 per month. During the year ended June 30, 2018, the Company terminated the services and stopped making the monthly payments. As of December 31, 2019 and June 30, 2019, the Company has accrued expense of $21,000 and $21,000, respectively.

On October 17, 2017, the Company entered into an agreement of the acquisition financing of up to $30,000,000 (“the “Placement’) with Wellington Shields & Co. The Company shall pay (i) a success fee equal to 8% of the gross proceeds of the Placement, (ii) 3% of the total Company’s shares outstanding at the time of closing the placement, and (iii) was required to pay $15,000 at the time of signing and $10,000 per month. This engagement agreement was terminated at the close of business April 30, 2018. During the year ended June 30, 2019, the Company recognized gain on settlement of debt of $50,000. As of December 31, 2019 and June 30, 2019, the Company has accrued expense of $10,000 and $10,000, respectively.

Rent

As of January 30, 2013, the Company leases office space at $200 per month with three-month terms, which shall be automatically extended for successive three-month periods unless there is the notice to cancel. The lease can be cancelled at any time by either party with 30 days’ notice prior to expiration of an applicable term. For the six months ended December 31, 2019 and 2018, the Company incurred $1,259 and $1,246, respectively.

7. SHAREHOLDERS' DEFICIT

Convertible Series A Preferred Stock

The Company is authorized to issue 60,000,000 shares of Series A Preferred Stock at a par value of $0.0001.

Each Series A preferred share is convertible into 1,500 shares of common stock and has the voting rights of 1,000 shares of common stock.

As of December 31, 2019 and June 30, 2019, 9,750,000 shares of the Company's Series A Preferred Stock were issued and outstanding.

Common Stock

During the six months ended December 31, 2019, the Company issued 280,205,250 shares of common stock for conversion of debt and accrued interest of $24,108.

As at December 31, 2019 and June 30, 2019, 5,376,140,774 and 5,095,935,524 shares of the Company's common stock were issued and outstanding.

Stock Payable

As of December 31, 2019, the Company had $47,727 in stock payable for which it is obligated to issue 25,000,000 shares of common stock for consulting services.

8. RELATED PARTY TRANSACTIONS

In March 2016, the Company appointed the former CEO and approved a base compensation package of $8,000 per month. During the six months ended December 31, 2019 and 2018, the Company recorded management fees of $48,000 and $48,000, respectively. As of December 31, 2019, and June 30, 2019, the Company recorded accrued salary of $45,506 and $3,506, respectively.

During the six months ended December 31, 2019 and 2018, the Company borrowed a total amount of $25 and $377 from Evergreen Venture Partners LLC (“EVP”), which the former CEO is the majority owner, and repaid $0 and $300, respectively. This loan was a non-interest bearing and due on demand. On February 7, 2020, a separation agreement was entered into between the Company and the former CEO, pursuant to which, the Company shall amend the loan from interest free to 6% per annum and to recognize all prior unaccrued interest at 6% per annum. In addition, this loan became convertible upon execution of this separation agreement, at a 45% discount to market. For the six months ended December 31, 2019, the Company recorded an interest expense of $16,000, representing the cumulative interest for the period this loan has been outstanding, as a result of signing the agreement. As of December 31, 2019, and June 30, 2019, the Company owed EVP $104,249 and $88,224, respectively.

9. SUBSEQUENT EVENTS

On February 7, 2020, the Company’s Board of Directors approved the employment contract of Todd Violette as the new CEO and the appointment of Todd Violette as a new Director and elected him to the position of Chairmen of the Board of Directors. Mr. Violette’s base salary shall be $240,000 per annum and he received 50,250,000 shares of Class A Preferred stock. In addition, Mr. Violette was granted an option to purchase up to10% of the common stock outstanding at prevailing market price, within twenty-four months.

On February 7, 2020, the former CEO agreed to reduce the salary payable to him to $26,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on October 18, 2019. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “AppYea” mean AppYea, Inc., and our wholly owned subsidiaries, AppYea Holdings, Inc., a South Dakota corporation and The Diagnostic Centers, Inc., a South Dakota corporation unless otherwise indicated.

Corporate Overview

We were incorporated in the State of South Dakota on November 26, 2012. We are engaged in the acquisition, purchase, maintenance and creation of mobile software applications.

Our administrative office is located at 777 Main Street, Suite 600, Fort Worth, TX 76102, Telephone: (817)-887-8142. Our corporate website is located at www.appyea.com.

Our fiscal year end is June 30. We have not been subject to any bankruptcy, receivership or similar proceeding.

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

Results of Operations

Three months ended December 31, 2019 compared to three months ended December 31, 2018.

	Three Months Ended
	December 31,
	2019	2018
Revenue	$68	$119
Operating expenses	$(49,677)	$(45,022)
Other income (expense)	$(195,954)	$451,958
Net income (loss)	$(245,563)	$407,055

We generated revenues of $68 for the three months ended December 31, 2019, compared to revenues of $119 for the same period in 2018.

Our operating expenses, for the three months ended December 31, 2019 were $49,677 compared to $45,022 for the same period in 2018. The increase in operating expenses was primarily as a result of an increase in professional fees.

Other expense, for the three months ended December 31, 2019 was $195,954 compared to other income of $451,958 for the same period in 2018. The decrease in other income was primarily related to change in fair value of derivative liabilities.

We incurred a net income (loss) of ($245,563) and $407,055 for the three months ended December 31, 2019 and 2018, respectively.

Six months ended December 31, 2019 compared to six months ended December 31, 2018.

	Six Months Ended
	December 31,
	2019	2018
Revenue	$203	$197
Operating expenses	$(104,976)	$(89,340)
Other income (expense)	$(228,249)	$278,622
Net income (loss)	$(333,022)	$189,479

We generated revenues of $203 for the six months ended December 31, 2019, compared to revenues of $197 for the same period in 2018.

Our operating expenses, for the six months ended December 31, 2019 were $104,976 compared to $89,340 for the same period in 2018. The increase in operating expenses was primarily as a result of an increase in legal expenses.

Other expense, for the six months ended December 31, 2019 was $228,249 compared to other income of $278,622 for the same period in 2018. The decrease in other income was primarily related to change in fair value of derivative liabilities.

We incurred a net income (loss) of ($333,022) and $189,479 for the six months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and June 30, 2019, respectively.

Working Capital

	December 31,	June 30,
	2019	2019
Cash	$311	$45,056

Current Assets	$2,311	$54,556
Current Liabilities	$1,158,815	$1,030,167
Working Capital (Deficiency)	$(1,156,504)	$(975,611)

Cash Flows

	Six Months Ended
	December 31,
	2019	2018
Cash Flows Used in Operating Activities	$(44,770)	$(45,209)
Cash Flows Used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$25	$77
Net Change in Cash During Period	$(44,745)	$(45,132)

As at December 31, 2019 our company’s cash balance was $311 and total assets were $2,311. As at June 30, 2019, our company’s cash balance was $45,056 and total assets were $54,556.

As at December 31, 2019, our company had total liabilities of $1,158,815, compared with total liabilities of $1,030,167 as at June 30, 2019.

As at December 31, 2019, our company had a working capital deficiency of $1,156,504 compared with working capital deficiency of $975,611 as at June 30, 2019. The increase in working capital deficiency was primarily attributed to a decrease in cash and an increase in derivative liabilities, accrued salary and due to related party.

Cash Flow from Operating Activities

During the six months ended December 31, 2019, our company used $44,770 in cash from operating activities, compared to $45,209 cash used in operating activities during the six months ended December 31, 2018. During the six months ended December 31, 2019, we incurred a net loss of $333,022 of which $183,747 arose from non-cash expenses and we generated cash flows of $104,505 from the operating assets and liabilities. During the six months ended December 31, 2018, we incurred a net income of $189,479 of which $355,325 arose from non-cash income from change in derivative valuations and $51,373 arose from non-cash expenses and we generated cash flows of $69,264 from the net increase in operating liabilities.

Cash Flow from Investing Activities

During the six months ended December 31, 2019 and 2018, our company did not have any investing activities

Cash Flow from Financing Activities

During the six months ended December 31, 2019, our company received $25 in financing activities compared to $77 received from financing activities during the six months ended December 31, 2018. During the six months ended December 31, 2019, we received $25 loan from a related party. During the six months ended December 31, 2018, we received $377 loan from a related party and repaid $300 to a related party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries, incorporated herein by reference to our Form 10-K filed on October 18, 2019
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 *	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPYEA, INC.
(Registrant)

Dated: February 27, 2020	/s/ Todd Violette
Todd Violette
Chief Executive Officer

