Form 10-Q
period 2022-09-30
APPYEA, INC
filed 2022-11-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2022; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 333-264834

APPYEA, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16 Natan Alterman St, Gan Yavne Israel
(Address of principal executive offices)	Zip Code

(800) 674-3561

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 14, 2022, 220,930,798 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

APPYEA, INC.

Form 10-Q

September 30, 2022

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2022 (unaudited) and December 31, 2021	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 – Controls and Procedures	23

PART II — OTHER INFORMATION	24

Item 1 – Legal Proceedings	24

Item 1A – Risk Factors	24

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 – Defaults upon Senior Securities	24

Item 4 – Mine Safety Disclosures	24

Item 5 – Other Information	24

Item 6 – Exhibits	25

Exhibit Index	25

SIGNATURES	26

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

		September 30,	December 31,
		2022	2021
	Note	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents		82	206
Other accounts receivables		22	13
Loan to a Related party	3A	-	137
Total current assets		104	356

Non-current assets
Property and equipment, net		2	2
Intangible assets, net		130	148
Total non-current asset		132	150

Total assets		236	506

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables		50	30
Other accounts payable		195	65
Short-term loans from related party	3B	89	89
Short-term Convertible loans related party	3C	28	32
Short-term loans	4B	559	112
Short-term Convertible loans	4B	1,465	1,933
Short-term Warrants liability	4A	128	260
Total current liabilities		2,514	2,521

Non-current liabilities
Long-term Convertible loans	4B	-	415
		-	415

Total liabilities		2,514	2,936

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Common stock, $0.0001 par value		21	21
Shares to be issued	5B	22	-
Additional Paid in Capital		1,636	768
Accumulated deficit		(3,943)	(3,205)
Total AppYea Inc. stockholders’ deficiency		(2,264)	(2,416)
Non-controlling interests		(14)	(14)

Total Deficiency		(2,278)	(2,430)
Total liabilities and deficiency		236	506

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Research and development expenses	31	4	73	70
Sales and marketing	1	-	12	-
General and administrative expenses (see Note 3E related parties)	513	156	1,592	186

Operating loss	(545)	(160)	(1,677)	(256)

Change in fair value of convertible loans and warrant liability	(119)	-	1,004	-
Financial expenses, net	(19)	(1)	(65)	(2)
Loss before income tax benefit	(683)	(161)	(738)	(258)

Income tax benefit	-	-	-	-

Consolidated loss	(683)	(161)	(738)	(258)

Non-controlling interests	-	-	-	-

Loss attributable to AppYea Inc.	(683)	(161)	(738)	(258)
Loss per Common Share
Basic and Diluted	-	-	-	-
Weighted Average number of Common Shares Outstanding *) basic and diluted	220,730,798	130,885,410	219,350,536	111,253,143

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non- controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2022	300,000		218,246,326	21	-	768	(3,205)	(2,416)	(14)	(2,430)

Issuance of shares to service providers	-	-	2,484,472	-		80	-	80	-	80
Shares to be issued	-	-	-	-	35	-	-	35	-	35
Issuance of shares			200,000		(13)	13				-
Share based compensation	-	-	-	-		775	-	775	-	775
Net loss	-	-	-	-		-	(738)	(738)	-	(738)

Balance as of September 30, 2022	300,000	-	220,930,798	21	22	1,636	(3,943)	(2,264)	(14)	(2,278)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated		Non- controlling	Total
	Number	Amount	Number	Amount	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2021	225,000	-	63,109,055	6	(5)	(26)	(25)	(12)	(37)

Issuance of shares	-	-	45,690,956	4	295	-	299	-	299
Adjusting the amount of shares in light of issuance of Appyea shares*)	-	-	27,024,811	2	-	-	2	-	2
Share based compensation	-	-	-	-	92		92	-	92
Net loss	-	-	-	-	-	(258)	(258)	-	(258)

Balance as of September 30, 2021	225,000	-	135,824,822	12	382	(284)	110	(12)	98

*)	The number of preferred and common shares outstanding were retroactively adjusted as a result of a reverse merger and reverse split. See Note 1.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non- controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2022	300,000	-	220,730,798	21	28	1,356	(3,260)	(1,855)	(14)	(1869)

Shares to be issued	-	-	-		7	-	-	7	-	7
Issuance of shares	-	-	200,000	-	(13)	13	-	-	-	-
Share based compensation	-	-	-	-		267	-	267	-	267
Net loss	-	-	-	-		-	(683)	(683)	-	(683)

Balance as of September 30, 2022	300,000	-	220,930,798	21	22	1,636	(3,943)	(2,264)	(14)	(2,278)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated		Non- controlling	Total
	Number	Amount	Number	Amount	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2021	225,000	-	125,945,997	10	290	(123)	177	(12)	165

Adjusting the amount of shares in light of issuance of Appyea shares*)	-	-	9,878,825	2	-	-	2	-	2
Share based compensation	-	-	-		92	-	92		92

Net loss	-	-	-	-	-	(161)	(161)	-	(161)

Balance as of September 30, 2021	225,000	-	135,824,822	12	382	(284)	110	(12)	98

*)	The number of preferred and common shares outstanding were retroactively adjusted as a result of a reverse merger and reverse split, See Note 1.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The nine months Ended
	September 30,
	2022	2021
	Unaudited
Cash flows from operating activities:
Consolidated net loss	(738)	(258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	10
Share based compensation	877	92
Change in fair value of convertible loans and warrant liability and financial expenses	(939)	-
Changes in operating assets and liabilities:
Other current assets	(9)	(3)
Related party	195
Accounts payable	91	41

Net cash used in operating activities	(505)	(118)
Cash flows from investing activities:
Purchase of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	13	131
Convertible Note received	368	-
Loans received from a related party	-	61
Issuance of warrants measured at FV	9	-

Net cash provided by financing activities	390	192

Effect of foreign exchange on cash and cash equivalents	(9)	4
Change in cash and cash equivalents	(124)	75
Cash and cash equivalents at beginning of period	206	11

Cash and cash equivalents at end of period	82	86

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and no operating history. On November 1, 2021 the Company was redomiciled in the State of Nevada.

The Company’s common stock is traded on the OTC Markets, under the symbol “APYP”.

On July 22, 2022, the Company filed an application to the OTC Markets Group for being listed on the OTCQB tier. On October 14, 2022, the Company shares started trading on the OTCQB.

Reverse merger

In anticipation of the reverse merger described below, on July 2, 2021, Boris Molchadsky a majority shareholder of the Company, acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote at 1,000 to 1 as shares of common stock and are convertible at a rate of 1,500 to 1 as shares of common stock of the Company. The acquisition of the Preferred Shares provided Boris Molchadsky control of majority of the Company’s voting equity capital.

On August 2, 2021, the Company entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the common shares issued of AppYea. As a result, SleepX became a wholly owned subsidiary of the Company. On December 31, 2021, the terms of the agreement were fulfilled; however, the issuance of the shares to SleepX shareholders, due to administrative matters, was completed in March 2022 after the Company completed a reverse stock split.

As of the result of the transactions mentioned above, Mr. Molchadsky controls approximately 74% of the total voting power of AppYea.

SleepX is an Israeli research and development company that has developed a unique product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents and, subject to raising working capital, of which no assurance can be provided, the Company plans to start serial production in 2022. The Company will focus on further development and commercialization of the products. Its strategy will include continued investment in research and development and new initiatives in sales and marketing.

SleepX has incorporated, together with an unrelated third party, a privately held company under the laws of the State of Israel named Ta-nooma Ltd. (“Ta-nooma”). Ta-nooma has developed sleeping monitoring technology for which patent applications were filed and has no revenue from operation. Since its incorporation and as of the financial statements date, SleepX holds 73.8% of the voting interest of Ta-nooma.

In addition to SleepX, the Company has four wholly owned subsidiaries with no active operations.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL (cont.)

Accounting treatment of Acquisition

AppYea did not have an operation as of the date of the transactions and the Acquisition was accounted for as a reverse merger. The entity that issues securities (the legal acquirer or-AppYea) is identified as the acquiree for accounting purposes. The entity whose interests are acquired (SleepX.) is the acquirer for accounting purposes. Since SleepX is considered the accounting acquirer, these consolidated financial statements are prepared as a continuation of the operations of SleepX, except for the legal capital which is of AppYea.

The legal capital of AppYea in the financial statements is restated using the exchange ratio established in the stock exchange agreement to reflect the number of shares of the legal acquirer issued in the reverse merger.

Financial position

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations and is dependent upon external sources for financing its operations. As of September 30, 2022, and December 31, 2021, the Company has an accumulated deficit of $3,943,000 and $3,205,000, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2021. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2021, except of the following accounting pronouncement adopted by the company.

Recently Issued Accounting Pronouncements, adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stocks, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation.

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP accounting principles requires management to make estimates and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Loan to related party

During 2021 and 2022, the Company borrowed to Mr. Boris Molchadsky (chairman and control person of the company) an aggregate amount of $181,936, which bears an annual interest rate of 3.4%. As of September 30, 2022, the loan’s balance was nil.

B.	Short-term loans from related parties

During 2021, SleepX borrowed from Nexense Technologies LTD, principal stockholder, an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in an event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (3.4%and 3.23% in 2021 and 2022, respectively).

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma $41,082. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of September 30, 2022 the loan’s balance remains the same.

C.	Convertible loans related party

On August 22, 2021, Evergreen Venture Partners LLC, owned by Douglas O. McKinnon, principal stockholder of the Company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18-month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the note holder can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. As of the September 30, 2022, the related party has advanced to the Company $25,000 funds under the Note and there are no assurances if there will be additional loans. As of September 30, 2022, the fair value as estimated by an independent external evaluation with a WACC of 29% is $27,088.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (cont.)

D.	Balances with related parties

	September 30, 2022	December 31, 2021
	In U.S. dollars in thousands
Assets:
Receivables	-	137

Liabilities:
Other accounts payable	58	-
Employees and payroll accruals(included in other accounts payable)	83	46
Short term loan	89	89
Convertible loan	27	32

E.	Transactions with related parties

	Nine months ended September 30,
	2022	2021

	In U.S. dollars in thousands
Expenses:
Management fee to the Company’s CEO *)	264	-
Salaries and related cost (including share-based compensation in the amount of $743,000)	896	135

*)	As of the second quarter, 2022, the salary of the Company’s CEO is being paid as a management fee to a related company, wholly owned by the CEO.

F.	On June 1, 2022, the Company signed a consulting agreement with GPIS LTD, an Israeli company controlled by Boris Molchadsky, for the services of S-1 filing consultation, management services and US development of company operations. The fee for its services is approximately $140,000, which will be paid in 3 installments.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

A. Warrants

During the year of 2017, the Company granted 1,931,819 warrants. As of September 30, 2022, the Warrants were valued at $96,805. The expiry date of the warrants is on October 13, 2022.

On November 24, 2021, the Company granted 300,000 warrants valued at $43,270. The expiry date of the warrants is on November 23, 2025, see (b) below (“Investor 2”). In connection with the warrants issued to Investor 2, the Company also issued 8,334 warrants to an introducing advisor with the same terms and conditions received by Investor 2. As of September 30, 2022, the total valuation of both of these warrants is valued at $14,439.

On May 9, 2022, the Company granted an additional 300,000 warrants to Investor 2 (the “second tranche”) as defined in the agreement, see (b) below. In connection with the warrants issued to Investor 2, the Company also issued 32,500 warrants to an introducing advisor with the same terms and conditions received by Investor 2. As of September 30, 2022, the total valuation of both of these warrants is valued at $16,598.

These warrants are converted with the same cashless exercise formula, in lieu of a cash exercise, equal to the number of Common Shares computed using the following formula: the number of Warrants multiplied with the difference between the market price and the exercise price, on the effective date of conversion, divided by the market price. As the numbers of shares to be issued for the exercise of the warrants is variable the warrants have been measured at fair value.

In order to calculate the fair value of the warrants, an option pricing model was used. The model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

As of September 30, 2022, the estimated fair values of the Warrants were measured according to the data as follows:

As of September 30, 2022
Expected term	0.04 – 3.61 years
Expected average volatility	80% -190%
Expected dividend yield	-
Risk-free interest rate	2.79% -4.24%
Common Stock Market Value	$0.0611

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022:

Warrants Outstanding and Exercisable
	Weighted Average Remaining Contractual life	Weighted Average Exercise	Valuation as of
Number of Warrants	(in years)	Price	September 30, 2022	Level
1,931,819	0.04	$0.011	$96,805	3
308,334	3.15	$0.6	$14,439	2
32,500	3.61	$0.6	$1,622	2
300,000	3.61	$0.6	$14,976	2

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

B. Convertible loans (Hereinafter: CLA)

During the years of 2017-2021, the Company entered into convertible loan agreement (“CLA “) contracts with several investors as detailed below.

The Convertible Promissory Notes accrue interest at rates of 5% - 12% per annum, default interest at rates of 12%-24% per annum, which also convertible at the same terms as the respective loans.

Investor 1

CLA 1 (Issued by the company During March 2019 - January 2021)

The CLA is convertible into shares of the Company’s Common Stock at a per share price equal to the lesser of (i) $0.04, and (ii) the variable conversion price, which is defined as 65% of the lowest daily Volume Weighted Average Price (‘VWAP’) in the twenty (20) Trading Days prior to the Conversion Date. Maturity date for the CLA above is up to December 31, 2022.

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used Monte Carlo model and the Company assumptions regarding to the expected conversion date. Using this model and assumptions, the fair value was evaluated for $872,755as a short- term convertible loan on September 30, 2022.

As of September 30, 2022, the estimated fair values of the Convertible Loan measured as follows:

As of September 30, 2022
Expected term	0.25 years
Expected average (Monte Carlo) volatility	190%
Expected dividend yield	-
Risk-free interest rate	3.3%

CLA 2 (Issued by the Company during 2021)

During the year 2021, the Company entered into a new CLA contract with Investor 1. In exchange to the CLA, the Company received an amount of $250,000. The maturity date of the CLA is May 10, 2023.

The CLA is convertible at a fair value measurement option at a price per share equal to the variable conversion price, which is defined as 60% of the lowest daily VWAP in the twenty (20) Trading Days prior to the Conversion Date.

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Company assumptions regarding the expected conversion date. Using these assumptions, the fair value was evaluated for $510,688 as short-term convertible loan on September 30, 2022.

For the period ended September 30, 2022, the estimated fair values of the Convertible Loan measured as follows:

As of September 30,2022
Expected term	0.25 years
WACC	29%

Investor 2

On November 24, 2021, the Company signed CLA, Warrants and SPA agreements with Investor 2 for an aggregate amount of $500,000. As of December 2021, the Company received an amount of $110,000 out of the aggregate committed amount. The Investor shall remit the balance upon filing of a Registration Statement on Form S-1.

On May 9, 2022, the Company received the rest of the investment, the second tranche, an amount of $390,000.

The maturity date of the Note is the earlier of 12 months from the date of each advance or the date the Company closes on a registered public offering.

The Company’s obligations under the CLA are secured by a security interest in substantially all of its assets pursuant to a Security Agreement dated as of November 24, 2021, between it and the Company. The Convertible Promissory Note will be convertible at a price equal to $0.5. The conversion component was evaluated in separate from the loan.

On November 24, 2021, and May 5, 2022, both investments, were evaluated as separate components: Warrants, common shares, Loan (Part of the CLA) and conversion component. First, the independent valuation appraiser evaluated the Warrants and the stocks in Fair Value, and the residual attributed to the CLA components.

In order to evaluate the CLA components, it was evaluated based on their fair value ratio and then multiplied the residual by the acceptable ratio of each of the CLA components. In addition, the independent valuation appraiser used Monte Carlo model and Company assumptions regarding to the expected conversion date and the expected return date of the principal amount. Using this model and assumptions, the expected conversion amount was evaluated.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

In addition, as of September 30, 2022, the warrants and the loan were identified as liabilities components. The conversion instrument was identified as an equity component; therefore it was evaluated only as of the agreement day. In order to calculate the fair value of the CLA Loan as of September 30, 2022, the independent valuation appraiser used Company assumptions regarding to the expected conversion date and the expected return date of the principal amount and then capitalized the loan using the company’s WACC for each valuation date.

Using this model and assumptions, the expected conversion amount was evaluated. As of September 30, 2022 the Loans component were evaluated (the first and second tranches) at $559,230 and were classified as short term loan.

As of September 30, 2022, the estimated fair values of the CLA measured as follows:

As of September 30, 2022
Expected term	0.58 year
WACC	29%

Rest of the investors

During the year of 2021, the Company signed additional CLA with an investor for an amount of $75,000.

The CLA is convertible at a price equal to the variable conversion price, which is defined as 65% of the lowest daily VWAP in the twenty (20) Trading Days prior to the Conversion Date. The maturity date of the CLA is January 29, 2023.

The CLA was evaluated as one component because in each scenario the investors will prefer to convert the company shares instead to receive the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used Company assumptions regarding the expected conversion date. Using Company WACC, the fair value was evaluated for $82,547 as short- term convertible loan on September 30, 2022.

As of September 30, 2022, the estimated fair values of the CLA measured as follows:

As of September 30, 2022
Expected term	0.25-0.42 years
WACC	29%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On May 10, 2022, the Company filed an S-1 registration statement and its audited financials. The registration statement became effective on September 29, 2022.

B.	The Company has accumulated 491,200 common shares payable, in total value of $22,000, to be issued to a service provider, as part of his compensation, during the second and third quarter of 2022.

C.	On July 12, 2022, the Company issued 200,000 shares of common stock to Leonite (see note 4B).

D.	On July 20, 2022, the board of the Company approved creating an Audit Committee of the Board of Directors, and appointed Dr. Neil Klein as independent Member of the Audit Committee.

E.	On August 1, 2022, the board of the Company approved prolonging the agreement with GPIS and adding $42,000 to its compensation. In addition, the board agreed to extend the life term of all warrants issued to employees to ten years from day of issuance.

F.	On September 6, 2022, the Company uploaded its first version of the SleepX App to the Google Play Store.

G.	On September 8, 2022, AppYea received extension confirmation for strategic patent in UK, Germany, and France. The patent protects the right to use a microphone of any type and sound analysis for the purpose of identifying and diagnosing sleep apnea.

H.	On September 12, 2022, the company signed an agreement with a hardware manufacturer for its DreamIT wristband.

NOTE 6 - SUBSEQUENT EVENTS

A.	On October 13, 2022, warrants issued in 2017 expired without being exercised (Note 4A).

B.	On October 14, 2022, the company shares started trading on the OTCQB.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our registration statement on Form S-1 as filed with the Securities and Exchange Commission, or the SEC, on October 28, 2021As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

Overview

AppYea, Inc. is a digital health company, focused on the development of accurate wearable monitoring solutions to treat sleep apnea and snoring and fundamentally improve quality of life.

Our solutions are based on our proprietary intellectual property portfolio comprised of Artificial Intelligence (AI) and sensing technologies for the tracking, analysis, and diagnosis of vital signs and other physical parameters during sleep time, offering extreme accuracy at affordable cost.

AI is a broad term generally used to describe conditions where a machine mimics “cognitive” functions associated with human intelligence, such as “learning” and “problem solving. Basic AI includes machine learning, where a machine uses algorithms to parse data, learn from it, and then make a determination or prediction about a given phenomenon. The machine is “trained” using large amounts of data and algorithms that provide it with the ability to learn how to perform the task.

General Background

Snoring is a general disorder caused due to repetitive collapsing and narrowing of the upper airway. Individuals with snoring problems are at increased risk of accidental injury, depression and anxiety, heart disease and stroke. Currently available treatments include surgical and non-surgical devices.

According to Fior Markets, a market intelligence company, the Global Anti-Snoring Treatment Market is expected to grow from USD 4.3 billion in 2020 to USD 8.6 billion by 2028, with a 9.07% CAGR between 2021 and 2028. While North America had the largest market share of 28.12% in 2020, Asia-Pacific region is witnessing significant growth due to the increasing prevalence of obesity and sedentary lifestyles in emerging economies.

Currently available anti-snoring devices consist mainly of oral appliances that are recommended for use by patients suffering of snoring or obstructive sleep apnea. These appliances are put before sleep and have a simple function of pushing either the lower jaw or the tongue forward. This keeps the epiglottis parted from the uvula and prevents the snoring sound created by the vibration of soft tissues of palate.

Sleep apnea is a severe sleep condition in which individuals frequently stop breathing in their sleeping, this leads to insufficient oxygen supply to the brain and the rest of the body which, in turn may lead to critical problems. There are three main types of apnea: (i) Obstructive Sleep Apnea (“OSA”), the most common form caused by the throat muscles relaxing during sleep; (ii) Central sleep apnea, which occurs when the brain doesn’t send the proper signals to the muscles that control the breathing; and (iii) complex sleep apnea syndrome, which occurs when an individual suffers from both OSA and central sleep apnea. While OSA is a common disorder in the elderly population, affecting approximately 13 to 32% of people aged over 65, sleep apnea can occur at any age and affects approximately 25% of men and nearly 10% of women.

In 2020, North America dominated the sleep apnea device market, as it accounted for 49% of the revenue, the global market size was valued at USD 3.7 billion and is expected to expand by 6.2% CAGR, according to a report by Grand View Research Inc., reaching USD 6.1 billion by 2028.

The global sleep apnea and snoring market is driven in large part by solutions that can be applied in at home-settings or healthcare settings, as these tools will drive decisions regarding specific treatments and the associated outlays. However, despite advances in medical imaging and other diagnostic tools, misdiagnosis remains a common occurrence. We believe that improved diagnoses and outcomes are achievable through the adoption of AI-based decision support tools.

Our Products and Product Candidates

Our initial focus is on the development of supporting solutions utilizing our proprietary platform. Our current business plan focuses on two principal devices and an App currently in development:

DreamIT – Biofeedback snoring treatment wristband, combined with the SleepX App.

This wristband uses unique algorithms designed by SleepX combined with sensors to monitor physiological parameters during sleep. Based on real time reactions, the wristband will vibrate, when necessary, in order to decrease the snoring and regulate breathing by gently bringing the user to a lighter sleep and thus ceasing the snoring event.

The DreamIT product is currently in testing and calibration stage in preparation for serial manufacturing.

DreamIT PRO – is a wristband for the treatment of sleep apnea using biofeedback in combination with SleepX PRO app. The unique algorithms of SleepX PRO, combined with the wristband sensors, monitor sleep apnea events and additional physiological parameters during sleep, and when necessary, the wristband vibrates according to real time events, in order to decrease and cease sleep apnea events.

The DreamIT PRO product is currently in advanced development stages, following which it would be ready to begin the testing stage in preparation for filing for FDA approval.

SleepX PRO – Is a medical application, available for downloading on a smartphone, and used to monitor breathing patterns in the sleep and identify sleep apnea episodes without direct contact to the user.

The SleepX PRO product is currently awaiting approval from the Helsinki committee to begin clinical trials in Soroka hospital in Israel for final calibration, following which we will file for FDA approval.

Recent Corporate History

Reverse Merger

On August 2, 2021, AppYea entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, our chief executive officer Barry Molchadsky. Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the common shares issued of AppYea. The agreement was subject to certain terms before the agreement could be closed. On December 31, 2021, the agreement was consummated as the terms of the agreement were fulfilled; As a result, SleepX became a wholly owned subsidiary of the Company. The issuance of the shares to SleepX shareholders, due to administrative matters was completed in March 2022 after the Company completed a reverse stock split.

In anticipation of the reverse merger described below, on July 2, 2021, Boris Molchadsky a majority shareholder of the Company, acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote 1,000 to 1 as shares of common stock and are convertible into 1,500 to 1 of the shares of common stock of the Company. The acquisition of the Preferred Shares provides Boris Molchadsky control of a majority of the Company’s voting equity capital.

Funding arrangements

(i) On November 24, 2021, the Company and Leonite Capital LLC (“Leonite”) entered into a securities purchase agreement (“SPA”) pursuant to which Leonite purchased a 8% secured convertible promissory note (the “Note”) in the aggregate principal amount of amount of $588,235.29 (the “Principal Amount”). The Note carries an original issue discount of $88,235.29 (the “OID”), which is included in the principal balance of the Note. Thus, the purchase price of the Note is $500,000 computed as follows: the Principal Amount minus the OID. Leonite remitted to us on November 24, 2021 $110,000, less $10,000 to cover Leonite’s expenses, and remitted the balance of $390,000 on May 9, 2022, advanced upon the filing of the Registration Statement on Form S-1.

Under the terms of the SPA, we issued, as a commitment fee, to Leonite 200,000 shares of our common stock on November 24, 2021 and 300,000 warrants to purchase additional shares of our common stock at a post-split per share exercise price of $0.6. Upon receipt of the balance of the committed amount, we issued to Leonite an additional 200,000 shares of our common stock and 300,000 warrants to purchase additional shares of our common stock at a per share exercise price of $0.6.

The maturity date of the Note is the earlier of 12 months from the date of each advance or the date the Company closes on a registered public offering (the “Maturity Date”). The Note bears interest at the greater of (i) the Prime Rate plus two percent (2%) per annum, or (ii) eight percent (8%) (the “Interest Rate”), which reset daily and shall accrue on a monthly basis and is payable on the first of each month following the date on which the Note was issued. The final payment of the Principal Amount and interest shall be paid by us to the Leonite on the Maturity Date. Leonite is entitled to, from time to time convert all or any amount of the Principal Amount and any accrued but unpaid interest of the Note into Common Stock, at a conversion price (the “Conversion Price”) equal to $0.50 (post-split).

Following an event of default, the Note bears interest rate of 24% per annum with a Conversion Price equal to the lesser of (i) the $0.50; (ii) sixty percent (60%) of the lowest trading price during the twenty one (21) consecutive trading day period immediately preceding the Trading Day that the Company receives a Notice of Conversion, but in any case not lower than $0.04 (on a post split basis).

The outstanding principal amount of the Note is secured by substantially all of the assets of the Company.

Under the terms of the Note, the occurrence of any of the following constitute events of default (each an “Event of Default”): (i) the Company’s failure to pay the principal, principal or other sum when due and such failure continues for three business days after the due date, (ii) the Company’s failure to reserve a sufficient number of shares or issue shares as required under the SPA, (iii) breach of any material covenant or other term or condition of the SPA or any other transaction document in any material respect, (iv) ) the assignment by the Company for the benefit of creditors or application for or consent to the appointment of a receiver or trustee, or such receiver or trustee shall otherwise be appointed, (v) the entry of a monetary judgment or similar process in excess of $100,000 if such judgment remains unvacated for 45 day, (vi) if we are delisted from our current trading market, (vii) cessation of operations or failure to maintain assets to operate our business, (viii) a restatement of our financial statements, (ix) cross defaults or entering into a variable rate transaction, (x) DTC “chill”, (xi) absence of a bid price for three trading days and (xii) the failure of this Registration Statement to be declared effective by September 24, 2022

Under the SPA we agreed that Leonite, while the Note is outstanding, has a right of first refusal on any financing that we may undertake as well as Leonite’s right, through May 24, 2023, to participate in any future financing.

(ii) On August 22, 2021 Evergreen Venture partners LLC, owned by Douglas O. McKinnon, former CEO of the company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the investor can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.1 per share. The note contains standard events of default. As of the December 31, 2021, we were advanced $25,000 under the Note and there are no assurances that can be provided that additional funds will be forthcoming.

(iii) In November 2021, we entered into a convertible loan agreement with for $250,000 with a maturity date of May 2023. The loan is convertible at a price equal to the offering price of the company registration statement.

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date.

Research and Development Expenses

The process of researching and developing our product candidates is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our product candidates. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. The design and development of our devices will consume a large proportion of our current, as well as projected, resources.

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as programming, preclinical testing, manufacturing and related testing and clinical trial activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services, along with facility and maintenance costs attributable to general and administrative functions.

Financial Expenses

Financial expenses consist primarily impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on long term loans. Financial income derives mainly from change in derivative value of convertible loans.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021

	For the three- months period ended September 30		For the nine- months period ended September 30
	2022	2021	2022	2021
	U.S dollars (in thousands)
Research and development expenses	31	4	73	70
General and administrative expenses	513	156	1,592	186

Financing expenses, net	(19)	(1)	(65)	(2)

Loss for the period	(683)	(161)	(738)	(258)

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses increased from $4,000 and $70,000 during the three and nine months ended September 30, 2021 to $31,000 and $73,000, respectively, for the corresponding periods in 2022. The increase in each of the three and nine month periods is primarily attributable to investment in intellectual property and development of our products.

General and Administrative Expenses. General and administrative expenses increased from $156,000 and $186,000 for the three and nine months ended September 30, 2021. to $513,000 and $1,592,000, respectively, for the corresponding periods in 2022. The increase is primarily due to salary and professional services expenses, of which $774,800 were non-cash stock based non-cash compensation expenses resulting from options awards to our Chief Financial Officer and advisors.

Loss. Loss for the three months and nine months ended September 30, 2022 was $683,000 and $738,000, and is primarily attributable to non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception and through the date of the Acquisition, we have funded our operations from a combination of loans and sales of equity instruments.

As of September 30, 2022, we had a total of $82,000 in cash resources and approximately $2,514,000 of liabilities, consisting of $2,269,000of current liabilities from financing.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $3,943,000 as of September 30, 2022. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the fiscal quarters ended September 30, 2022 and 2021, our cash used in operations was approximately $108,000 and $26,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

We need to raise additional operating capital in order to maintain operations and realize our business plan. Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through December 2022. Our requirements for additional capital during this period will depend on many factors, including the following:

●	the scope, rate of progress, results and cost of our development and engineering efforts to develop our devices, clinical studies (to the extent necessary), preliminary testing activities and other related activities;
●	the cost, timing and outcomes of regulatory related efforts for commercial sales approvals;
●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
●	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. However, the Company has incurred substantial losses. Our current liabilities exceed our current assets and available cash is not sufficient to fund the expected future operations. The Company is raising additional capital through debt and equity securities in order to continue the funding of its operations. However, there is no assurance that the Company can raise enough funds or generate sufficient revenues to pay its obligations as they become due, which raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favourable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $2,264,000 and a working capital of ($2,410,000) at September 30, 2022 as well as negative operating cash flows. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at reasonable assurance level due to a material weakness in internal control over financial reporting, as further described below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The limitation of our internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions implying:

(i)	Lack of information technology controls to maintain appropriate access rights and backup procedures; and

(ii)	Insufficient segregation of duties with control objectives

Our management believes the weaknesses identified above have not had any material effect on our financial results.

We are committed to maintaining a strong internal control environment and are exploring appropriate remediation options to address the identified material weaknesses.

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, during the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Registration Statement on Form S-1, as filed with the SEC on September 19, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in such registration statement.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.

(Registrant)

By:	/s/ Barry Molchadsky	By:	Asaf Porat
	Barry Molchadsky		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 14, 2022	Date:	November 14, 2022

