Form 10-K
period 2022-12-31
APPYEA, INC
filed 2023-03-31
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number 000-55403

APPYEA, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

16 Natan Alterman St, Gan Yavne Israel

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 674-3561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 228,815,414 shares of common stock outstanding as of March 20, 2023. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June  30, 2022) was $3,392,605.8, as computed by reference to the closing price of $0.0635 of such common stock on the OTC Markets on such date.

APPYEA, INC.

2022 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2022, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

● the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

● the initiation, cost, timing, progress and results of our development activities;

● the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, and/or limitations;

● our plans to research, develop and commercialize our current and future product candidates;

● our ability to attract collaborators with development, regulatory and commercialization expertise;

● our ability to obtain and maintain intellectual property protection for our product candidates;

● our ability to successfully commercialize our product candidates;

● the size and growth of the markets for our product candidates and our ability to serve those markets;

● the rate and degree of market acceptance of any future products;

● the success of competing devices that are or may become available;

● regulatory developments in the United States and other countries;

● the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

● the impact of global inflationary pressures;

● our ability to obtain additional financing;

● our use of the proceeds from our securities offerings;

● any restrictions on our ability to use our net operating loss carry-forwards; and

● our ability to attract and retain key personnel.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors; the early stage of our product candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates and any of our other future product candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; the size and growth of the potential markets for any of our approved product candidates and the rate and degree of market acceptance of any of our approved product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including the U.S. Food and Drug Administration; the expected impact of new accounting standards;.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “our Company”, “the Company”, “AppYea”, “we”, “us” and “our” refer to AppYea, Inc., a Nevada corporation, and its consolidated subsidiary, SleepX Ltd., a company organized under the laws of Israel.

PART I

ITEM 1. BUSINESS

Corporate History

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

Business Overview

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

The SleepX PRO product is to begin final calibration, following which we will file for 510(k) FDA approval.

Our Strategy

We plan to debut the marketing of the SleepX app and the first DreamIT product in the second quarter of 2023. Concurrently, we plan to file a 510(k) FDA request for the SleepX PRO app for the non-contact diagnosis of sleep apnea and during 2024 an FDA process for DreamIT PRO for the treatment of sleep apnea.

Our goal over the next five years is to establish our technology and related products as the gold standard for the targeted sectors. The key elements of our strategy are as follows:

Develop and expand a balanced and diverse pipeline of products and product candidates. Our core platform technologies will include innovative anti-snoring and sleep apnea related devices and product candidates in various development and clinical stages. We plan to add products and product candidates to our pipeline by expanding our technologies being developed to additional indications and through investing in new technologies, products and product candidates. By maintaining this multi-product approach, we aim to provide a broad and comprehensive product offering, which we believe will result in multiple value inflection events, reduced risks to our potentially business associated with a particular product or product candidate and increased return on investment. Furthermore, product candidates that we develop may create attractive collaboration opportunities with diagnostics, medical devices and medical supplies companies.

Maintain a global, diverse network of specialists to accelerate knowledge synergies and innovation. We will utilize a global network of specialists to identify large and growing patient populations with significant unmet needs, evaluate and prioritize potential technologies, assist in designing development plans and diagnostic protocols and determine potential indications of our platform technologies to our target patient populations in various territories. We believe that maintaining this diverse network of specialists and industry specialists will allow us to continue to maximize knowledge and cost synergies, utilize shared commercial infrastructure across products, reduce risks of development and commercialization delays to our overall business and leverage our current and future platform technologies and technologies for additional products and product candidates.

Establish distribution channels to maximize the commercial potential of our products. We plan to seek out collaborative arrangement with major healthcare providers and consumer specialists to facilitate market adoption of our product candidates. We believe that such institutions are well positioned to directly benefit from improvements in accurate diagnosis and reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government health care programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. In parallel, we intend selling directly, through our website and other online webstores worldwide. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that adoption rates of our product candidates will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

We intend to establish a logistical distribution facility in the US and Israel.

The License Agreement

Our business derives from a licensing agreement entered into as of March 15, 2020, as subsequently amended (the “License Agreement”), by SleepX Ltd., our Israeli subsidiary, B.G. Negev Technologies and Applications Ltd., a company formed under the laws of the State of Israel (“BGN”) and Mor Research Application Ltd. a company formed under the laws of Israel (“Mor”; together with BGN, the Licensors”). BGN is a company wholly owned by Ben Gurion University of the Negev in Israel and Mor, is the technology transfer arm of the Clalit Health Services, an Israeli non-profit healthcare insurance and service provider. Under the License Agreement, our Israeli subsidiary was granted a worldwide royalty bearing and exclusive license exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to certain intellectual property to research, develop, manufacture use, market, distribute, offer for sale and sell sensor and software solutions for monitoring snoring and sleep apnea.

On May 1, 2022, our Israeli subsidiary and the Licensors entered into an amendment to the License Agreement (the “Amended License Agreement”) to include under the license certain sleep apnea treatment solutions that by combining speech descriptors from three separate and distinct speech signal domains, these speech descriptors may provide the ability to estimate the severity of sleep apnea using statistical learning and speech analysis approaches.

As consideration for the licenses above, our Israeli subsidiary has agreed to pay the following to the Licensors:

(i)	A royalty of 3.0% of net sales received from the licensed products for a period of up to 15 years from initiation of sales in each state using licensed intellectual property;

(ii)	25% of sublicense fees received prior to attainment of all regulatory approval for marketing and sale of the licensed products in the first jurisdiction where the licensed products are intended to be sold; thereafter, 15% of sublicense fees received after the date regulatory approval, but prior to the first commercial sale of the licensed products; and 10% of sublicense fees received after the first commercial sale;

(iii)	An annual license fee, commencing on fifth anniversary of the License Agreement (i.e., March 2025) of $20,000, and thereafter on each anniversary date as follows

Year	Amount ($)
6	$40,000
7	$60,000
8	$80,000
9-15	$100,000.

The Annual Fee is non-refundable, but it shall be credited each year due, against the royalty noted above, to the extent that such are payable, during that year.

(iv)	Milestone payment of $60,000 upon the attainment of regulatory approval from applicable authority in USA or Europe to market and sell the licensed products

As of the date of these financials, we have not achieved any of these milestones.

Under the License Agreement, the Licensors are entitled to terminate the License Agreement under certain conditions relating to a material change in the business of our Israeli subsidiary or a breach of any material obligation thereunder or to a bankruptcy event of our Israeli subsidiary. Under certain conditions, our Israeli subsidiary may terminate the License Agreement and return the licensed information to the Licensors.

In the event of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary or of the Company and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Non IPO Exit”) or a listing of our common stock on a national exchange such as Nasdaq (the IPO Exit”), then the Licensors shall be entitled to an exit fee equal to 5% of the valuation of our company at the time of such exit and with respect to an IPO Exit, shares of common stock which will reflect in the aggregate 5% of then outstanding common stock of the Company.

R&D and New Product Development

We believe our strong research and development capabilities are one of our principal competitive strengths. Our R&D activities are conducted at our subsidiary’s facility in Israel. Our team of employees and sub-contractors is comprised of current and future dedicated research and development employees, system architects, algorithm developers engineers, software engineers, electronics and electro-optics engineers quality engineers and regulatory experts, who are responsible for the research design, development and testing of our technologies and product candidates.

SleepX was founded in June 2019 on the basis of technology developed in the biomedicine department of Ben-Gurion University in Israel. The technology is protected by a number of strong international patents and it monitors physiological parameters during sleep using unique algorithms and detects snoring and sleep apnea.

In 2021, the company signed a license agreement with Nexense Technologies USA. Inc., an American company registered in Delaware that owns two U.S. patents approved for the treatment of snoring through external stimuli (vibration).

The combination of the two technologies allows the company to manufacture and market unique products for comprehensive monitoring of physiological parameters during sleep, detection of snoring and sleep apnea and their treatment.

We intend to sell our product lines through distributors and dealer networks. We would start with online selling of our products, according to regulations approvals, through the company website and several online stores and through third party resellers such as AliExpress and Amazon. Our products are currently manufactured in China with minor adaptive software specifications and design. We intend to purchase the wristband on the shelf components from third party manufacturers and do the assembly, molding, and distribution in a facility in Israel. Ultimately, we intend to bring the whole production line to a local manufacturer in Israel.

Intellectual Property:

We rely on a combination of patents, trade secrets, non-disclosure agreements, and other intellectual property to protect the proprietary technologies that we believe are important to our business. Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important inventions and know-how, defend and enforce our patents, maintain our licenses, preserve our trade secrets, and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation to develop, strengthen, and maintain our proprietary position in the field of sleep apnea.

The Company’s technology is protected by patents, for both the medical and nonmedical fields in the United States, Israel and Europe. The Company’s measurement technology utilizes a technique that measures a range of physical parameters as a function of time to a level of accuracy previously unattainable.

We own or have exclusive rights to four (4) United States and one (1) foreign issued patents, three (3) pending applications in the United States, three (3) pending applications in the U.S. and one (1) pending application in Israel relating to sleep apnea monitoring sensors and treatment.

Our patent portfolio includes:

●	High-sensitivity Sensors for Sensing Various Physiological Phenomena, particularly useful in Anti-snoring Apparatus and Methods. Patent number US 7,866,212 B2, issued on January 11, 2011. A mechanical vibration sensor adapted to be brought into contact with an object for sensing mechanical vibrations in the object, includes a body of a soft elastomeric material having high transmissivity and low attenuation properties with respect to a preselected type of energy waves; and a pair of transducers mounted, by mounting members having high attenuation properties with respect to the energy waves, in spaced relationship to each other to define a transmission channel between the transducers. Such sensor is particularly useful in a method and apparatus for controlling snoring by a person, by utilizing a stimulus device effective, when sensing snoring, to immediately produce a response in the person tending to interrupt the person’s snoring.

●	Apparatus for use in controlling snoring and sensor. Patent number US 7,716,988 B2, issued on May 18, 2010. Apparatus for use in controlling snoring, including: a sensor system for sensing snoring by a person while sleeping, and a stimulus device effective, when actuated by the sensor system, to apply a stimulus to the person for producing a response tending to interrupt the person’s snoring. The stimulus device includes a vibrator and a band for enclosing a body part of the person and for applying a vibration to the body part. Also described is a force or displacement sensor, which includes a housing filled with a liquid having high transmissivity and low attenuation properties with respect to acoustical waves, and an acoustical transmitter and an acoustical receiver carried by opposed walls of the housing spaced from each other to define between them an acoustical transmission channel of the liquid. The housing is deformable by a force such as to change the length of the acoustical transmission channel in accordance with the applied force. A measuring system measures the transit time of an acoustical wave through the acoustical transmission channel to provide a measurement of the applied force.

●	Apparatus and method for diagnosing sleep quality, patent number US 2015/0119741 A1, issued on April 30, 2015. A method of distinguishing sleep period states that a person experiences during a sleep period, the method comprising: using a non-contact microphone to acquire a sleep sound signal representing sounds made by a person during sleep; segmenting the sleep sound signals into epochs; generating a sleep sound feature vector for each epoch; providing a first model that gives a probability that a given sleep period state experienced by the person in a given epoch exhibits a given sleep sound feature vector; providing a second model that gives a probability that a first sleep period state associated with a first epoch transitions to a second sleep period state associated with a subsequent second epoch; and processing the feature vectors using the first and second models to determine a sleep period state of the person from a plurality of possible sleep period states for each of the epochs.

●	Estimation of sleep quality parameters from whole night audio analysis, patent number US 2020/1193423 A1, issued on March 26, 2020. The present invention relates to a system and method for determining sleep quality parameters according to audio analyses, comprising: obtaining an audio recorded signal comprising sleep sounds of a subject; segmenting the signal into epochs; generating a feature vector for each epoch, wherein each of said feature vectors comprises one or more feature parameters that are associated with a particular characteristic of the signal and that are calculated according to the epoch signal or according to a signal generated from the epoch signal; inputting the generated feature vectors into a machine learning classifier and applying a preformed classifying model on the feature vectors that outputs a probabilities vector for each epoch, wherein each of the probabilities vectors comprises the probabilities of the epoch being each of the sleep quality parameters; inputting the probabilities vectors for each epoch into a machine learning time series model and applying a preformed sleep quality time series pattern function on said probabilities vectors that outputs an enhanced probabilities vector for each epoch; determining a final sleep quality parameter for each epoch by calculating the most probable sleep quality parameters sequence.

●

Apparatus and method for diagnosing obstructive sleep apnea, patent number US 9,844,336 B2, issued on

December 19, 2017. An embodiment of the invention provides a method of diagnosing obstructive sleep apnea,

the method comprising: acquiring a sleep sound signal comprising sounds made by a person during sleep; detecting a plurality of snore sounds in the sleep sound signal; determining a set of mel-frequency cepstral coefficients for each of the snore sounds; determining a characterizing feature for the sleep sound signal responsive to a sum of the variances of the cepstral coefficients; and using the characterizing feature to diagnose obstructive sleep apnea in the person.

Market size of those suffering from snoring and sleep apnea on the one hand and attractive price to the consumer on the other hand are expected to allow the company to gain a large number of users through online marketing. We plan to continue developing big data-based algorithms for predicting life-threatening illnesses and health events and to warn ahead of time.

In addition to self-development, we are examining acquisitions of technologies and synergistic companies to enable our customers a holistic solution for quality and healthy sleep.

Competition

The snoring treatment market is characterized by a large number of players that with solutions concentrated around the nose and mouth such as: Plastic cones inserted into the nose and assembled in the nostrils; Silicone mold that is inserted into the mouth to push the lower jaw forward; strap tied around the head and jaw in order to keep the mouth closed. One of the most common treatments is tying a tennis ball to the back in order to make a habit of not sleeping on the back. These treatments are both inconvenient and ineffective for most people, resulting in the user giving up and discarding the treatment after a short period.

In addition, there are a number of apps for monitoring snoring using a microphone but none of them are for treatment. It is important to note that the use of the microphone for breathing monitoring is protected by patents belonging to the company and it intends after the raise to act legally to enforce them.

Sleep Apnea market is divided into two segments:

(i) Identification and characterization: In most cases, this procedure takes place overnight in a sleep laboratory, following a doctor’s referral. An inconvenient process that requires the subject to sleep outside his house while connected to many sensors. One of the setbacks of sleeping in a sleep laboratory is that it’s different from the sleeping conditions at home and therefore will not accurately reflect the problem and potentially affect the diagnoses. Furthermore, it is very expensive to conduct such an evaluation, as it requires overnight hospitalization.

It is possible to perform the sleep test at home by renting the required equipment for the procedure. Most devices used in home testing measure saturation during the night, by using a clip monitor placed on the index finger and connecting to additional devices. The test is expensive, uncomfortable, and less accurate. The SleepX Pro app was designed to overcome such inconveniences, it is installed on a smartphone and can perform a test every night, accurately, without patient contact, while being convenient, effective, precise, and cheap.

(ii) Treatment of sleep apnea: After characterization and identification of the disorder, the most common solution accepted today is CPAP – a Face mask attached with a tube to a compressor which during the night pressurizing air into the patient’s lungs in order to open air passages and prevent them from being blocked. Most people can’t adapt to the solution due to discomfort - Interfering with changing sleep position, pressing the area of the face. Only severe cases, where the patient is at high risk, they continue to use the device. The company’s solution, that instead of pressurizing the blockage, teaches the patient to sleep in a correct position, where the block is not created.

We operate in highly competitive segments of the Health Tech markets. We face competition from many different sources, including commercial medical device enterprises, academic institutions, government agency, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large Health Tech companies have extensive experience in clinical testing and obtaining regulatory approval for medical devices. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect our principal competitors to be the Philips SmartSleep Snoring Relief band, which is intended to reduce snoring by prompting the user to sleep on his side rather than on the back, with a positional monitor that detects when the user is turning and delivers gentle vibration that prompt the user to sleep on his side. Another competitor is Fitbit, which offers sleep tracking on its devices since 2017, by measuring the users heart rate and movement to provide them with a breakdown of their sleep cycles. In addition to this, in May 2021, Fitbit confirmed that a new feature called Snore & Noise Detect was added to analyse noise levels and determine whether the user is snoring. Amazon’s Alexa is expected to soon allow for the detection of sleep apnea.

Manufacturing

Currently, we do not own or operate manufacturing facilities. While we plan to depend on third party contract manufacturers for device manufacturing, we plan to perform the final assembly, quality control and release of finished goods in our facilities. The components of the wristband are considered off the shelf products with minor adaptive software specifications and design, which makes us independent of one manufacturer. We intend to purchase the wrist band on the shelf components from third party manufacturers and do the assembly, molding, and distribution in a facility in Israel. Ultimately, we intend to bring the whole production line to a local manufacturer in Israel.

We currently manufacture our bracelets in an OEM factory in China, with a monthly manufacturing capacity of 48,000 units. We plan on procuring enough units to suffice for three months of orders at all times, in such we minimize our exposure to supply chain disruptions. By holding enough stock in our warehouses to supply orders for three months our management believes that such supply would mitigate the impact of supply chain disruptions, should these occur. Furthermore, our products don’t contain any special materials which would have an effect on the ability of our supplier to manufacture the product.

Manufacturers of our products are required among other things, to comply with applicable FDA manufacturing requirements contained in the FDA’s Quality System Regulation. The QSR requires manufacturing quality assurance and quality control as well as the corresponding maintenance of records and documentation.

The algorithm and application programming is done in Israel by the Company service providers and employees.

Distribution and Revenue Generation

In the first stage, the company will market its products to the final consumer through the company’s website via the acquisition of media (investment in online marketing). The company has reviewed and made necessary adjustments for efficient marketing through social networks – Facebook, Instagram, and Google. In the European market the company Conducts negotiations with distributors and pharmacy chain stores. Since the company’s products are based on a smartphone app marketing will also be made through the Apple and Google App Stores.

For the DreamIT wristband, our strategy is to establish relationships with third parties (such as well-established sales organizations, distributors, pharmacies, chain stores and marketing coordinators) that will assist us in developing, marketing, selling and implementing our products. In parallel, we intend selling directly, through our website and other online webstores worldwide.

We believe that strategic and technology-based relationships with medical facilities are fundamental to our success. We have forged numerous relationships with medical device distributors to enhance our combined capabilities. This approach enhances our ability to accelerate market penetration, accelerate the pace of our sales growth and solidify relationships.

We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts include attending and presenting at healthcare related conferences, advertising, content development and distribution, public relations, social media publication of technical and informative articles in industry journals and sales training.

In addition, our strategic partners would augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

For the PRO devices, our strategy, in addition to the above-mentioned channels, is to market through healthcare professionals, customers and third-party payors, HMO’s, insurance companies, cardiologists, hospitals, and sleep laboratories.

Facilities

Currently, the Company uses third party service providers facilities for manufacturing, assembly and distribution of company products. We intend to open logistic distribution centers in Israel and in the US. The Company shall rent office spaces for her operations in Israel and the US.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labelling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing.

Government Regulations.

Before we can market SleepX PRO and DreamIT PRO to the public in the US, we believe they will need to obtain clearance for commercial sale. Our devices, except for the DreamIT wristband, will be subject to ongoing regulation by the FDA in the US and other federal, state, and local regulatory bodies.

FDA regulations govern, among other things, product design and development, manufacturing, labelling, pre-clinical and clinical trials, post-market adverse event reporting, post-market surveillance, complaint handling, repair or recall of products, product storage, record keeping, pre-market clearance, advertising and promotion, and sales and distribution.

Unless an exemption applies, each medical device, such as our SleepX APP PRO and DreamIT PRO that is intended to be commercially distributed in the United States requires 510(k) clearance from the FDA. Based on the FDA guidance documents that we have reviewed, we expect to be subject to the shorter and more streamlined 510(k) process for SleepX APP PRO, which typically involves less risk of uncertainty, and the submission of less supporting documentation, and without the costly clinical trials; though of course no prior guarantee can be provided as to such regulatory treatment. Generally, gaining 510(k) clearance for a product depends on demonstrating that the subject product is “substantially equivalent” to a previously cleared 510(k) device.

For the DreamIT PRO, the clearance process may involve three material steps. First, we will engage the FDA in a pre-submission conference to ensure that we understand and meet the FDA’s requirements, expectations and standards with regard to approval of our product candidates. At this meeting, our team, including our FDA regulatory consultant, will receive FDA comments and guidance regarding our proposed submission during the pre-market notification period for 510(K) clearance (including any suggested modifications to the device description, indications for use or summary of supporting data contained in the notification). Then we will prepare our submission to the FDA accordingly.

The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but, if additional testing, verifications or other procedures (or even clinical trials) are required, can take significantly longer.

After a medical device receives 510(k) clearance by the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires to re-determine the regulatory path.

The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can, at its discretion, require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained.

Failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include any of the following sanctions: untitled letters or warning letters, fines, injunctions, consent decrees, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusal of or delay in granting 510(k) clearance of new products or modified products or rescinding previously granted 510(k) clearances. Any of these sanctions could result in higher than anticipated costs and have a material adverse effect on our reputation, business and financial condition. See “Risk Factor – Government Regulation,” above.

The FDA can delay, limit or deny clearance of our proposed devices for many reasons, including:

●	our inability to demonstrate that our product is safe and effective for its intended users;
●	our inability to demonstrate that our product is the “substantial equivalent” of a previously cleared device;
●	the data from clinical studies that we undertake may be insufficient to support clearance; and
●	failure of the manufacturing process or facilities we use to meet applicable requirements.

In addition, the FDA may change its pre-market policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay clearance of our devices.

Any delay in, or failure to receive or maintain regulatory compliance prior to marketing our devices could prevent us from generating revenue therefrom or achieving profitability.

Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our proposed product and adversely affect our reputation and the perceived safety and efficacy of our proposed devices. If the FDA requires us to go through a more rigorous examination for our proposed product than we currently expect, such as requiring additional testing further verification or other procedures, we may require substantial additional funding sooner than anticipated and/or our product could be severely delayed. Being subject to an extended period of scrutiny or being required to conduct expensive clinical trials would be particularly harmful to our business.

Ongoing Regulation by FDA.

Upon FDA clearance, we will seek to obtain in the U.S. a CPT code for purposes of reimbursement by Medicare and Medicaid.

Placing the SleepX APP PRO and DreamIT PRO device on the market requires in addition:

●	Establishment, registration and device listing;

●	quality system regulation, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses, and other requirements related to advertising and promotional activities;

●	Medical device reporting (MDR) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	Corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	Labelling and Unique Device Identification (UDI) regulations; and

●	Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device. (Refer to the section below)

Post-Approval Requirements

Although premarket clinical trials provide important information on a device’s safety and effectiveness, it is possible that new safety concerns will emerge once the device is on the market. As a result, the FDA continues to monitor device performance after a device has been approved. FDA officials conduct routine inspections of medical device manufacturing facilities across the United States. Manufactures may be informed of inspections in advance, or the inspections may be unannounced. Inspection may be routine or cause by a particular problem. The purpose of these inspections is to make sure developers are following good manufacturing practices. Furthermore, the FDA can shut down a manufacturing facility if required standards are not met.

Clinical Useability Studies

In addition to the above, we plan to conduct clinical useability studies in the U.S. or other countries on products that have not yet been cleared or approved for a particular indication. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board, or IRB. Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Reimbursement

Our current go-to-market strategy does not contemplate or rely upon governmental or third party payor reimbursement, to the snoring treatment device. Following FDA approval for the treatment and identification of sleep apnea, we may seek reimbursement for product candidates as a means to expand the adoption of products and broaden our customer base.

To the extent that we adopt a market strategy which is in whole or in part reliant on third party reimbursement, commercial sales of our future products will depend in part on the availability of reimbursement from such third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. Each third-party payor may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payors are increasingly examining the medical necessity and cost effectiveness of medical products and services in addition to safety and efficacy and, accordingly, significant uncertainty exists as to the reimbursement status of newly approved devices. Further, healthcare policy and payment reform models and medical cost containment models are being considered and/or adopted in the United States and other countries. Legislative and/or administrative reforms to applicable reimbursement systems may significantly reduce reimbursement for the services in which our products are used or result in the denial of coverage for such services outright. As a result, third-party reimbursement adequate to enable us to realize an appropriate return on our investment in research and product development may not be available for our products.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

Anti-Kickback Statutes in the United States

The U.S. federal anti-kickback statute prohibits persons from knowingly and wilfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or in part under a U.S. federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that, if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under U.S. federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other U.S. federal healthcare programs. The reach of the federal anti-kickback statute was broadened by the ACA, which, among other things, amends the intent requirement of the federal anti-kickback statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The ACA further provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act or the Civil Monetary Penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The U.S. federal anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG or the U.S. Department of Justice.

Many states have adopted laws similar to the U.S. federal anti-kickback statute. Some of these state prohibitions are broader than the U.S. federal statute, and apply to the referral of patients and recommendations for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Government officials have focused certain enforcement efforts on marketing of healthcare items and services, among other activities, and have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing physician users in an attempt to procure their business.

U.S. Health Insurance Portability and Accountability Act of 1996

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including private payors, or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information and which can impose civil or criminal liability for violations of its provisions.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

International Regulation

The European Commission is the legislative body responsible for the EU MDR (Medical Device Regulation) with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union has adopted regulation of the design, manufacture, labelling, clinical studies, post-market clinical follow-up, post-market surveillance and vigilance for medical devices. Devices that comply with the requirements of a relevant EU MDR will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable regulations and, accordingly, can be marketed throughout the European Union and EEA, after being certified by a Notified Body. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states.

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for bringing the product to the US market.

Employees & Consultants

We currently engage on a full time basis, two employees and several service providers. In addition, six individuals are engaged in product research and development and the remainder in various fields of legal, accounting, management, marketing and regulatory consulting.

Legal Proceedings

We are not presently a party to any legal proceedings. We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. Regardless of outcome, litigation can have an adverse impact on us because defense and settlement costs, diversion of management resources and other factors.

Legal Proceedings

We are not presently a party to any legal proceedings. We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to a medical device business. These matters may include product liability, intellectual property, employment and other general claims. We accrue for contingent liabilities when it is probable that a liability has been incurred and the amount can be reasonably estimated. Regardless of outcome, litigation can have an adverse impact on us because defense and settlement costs, diversion of management resources and other factors.

Corporate Values and Ethics

We strongly believe that our success depends on all of our employees identifying with our company’s purpose and understanding how their work contributes to the Company’s overall strategy. To this end, we engaged in an inclusive all-company process to develop our company purpose, vision, mission and values.

Our corporate culture and values, along with our employees are our most valuable. These values, are:

● Passion,

● Integrity,

● Excellence,

● Responsibility,

● Innovation, and

● Spirit of Collaboration.

These values form part of our goal setting and review process to ensure accountability to these values at all levels. In order to further ensure we live our values and our culture stays unique and strong, our Board of Directors and executive management team put significant focus on our human capital resources.

We utilize a variety of channels to facilitate open and direct communication, including: (i) monthly all-hands staff meetings, (ii) regular open learning forums to promote peer learning or town hall meetings with executives; (iii) regular ongoing update communications; and (iv) employee surveys beyond the annual engagement survey referenced above on an as-needed basis.

Employee Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

● We provide employee base salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

● To foster a stronger sense of ownership and align the interests of employees with those of our shareholders, we offer both a stock option program and employee stock purchase program to eligible employees under our broad-based equity incentive plans.

● Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.

Diversity and Inclusion

Ingrained in our culture is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to be confident in their differences.

Employee Development and Training

We invest significant resources in developing and retaining the talent needed to achieve our business goals. To support our employees in reaching their full potential, we offer internal and promote external learning and development opportunities. Education assistance is offered to financially support employees who seek to expand their knowledge and skill base.

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge though our website (http://www.irmedical.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Our common stock is listed and traded on the Over-the-counter market OTCQB under the symbol “APYP.”

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making any decision to invest in shares of our common stock. This Annual Report on Form 10-K contains forward-looking statements. If any of the events discussed in the risk factors below occurs, our business, prospects, results of operations, financial condition and cash flows could be materially harmed. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Financial Position

We are a development stage medical device company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

As a development stage company, we do not currently have revenues to generate cash flows to cover operating expenses. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $1,304,000 and $3,181,000, respectively. As of December 31, 2022, we had an accumulated deficit of $4,509,000.

We expect to incur losses for the foreseeable future as we continue the development of, and seek regulatory clearance and approvals for our DreamIT, SleepX PRO and DreamIT PRO, our current medical devices under development that are designed to regulate sleep cycles and prevent snoring and apnea events and detect them. If we fail to generate revenue and eventually become profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or a substantial part of their investment.

We will need substantial additional funding to complete subsequent phases of our medical devices and to operate our business and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing shareholders.

The discovery, development, and commercialization of new medical devices and health tech applications, entail significant costs. As we are in early stage of the programing, engineering, electronics, algorithm and mechanical aspects of our prototypes, we still must develop, modify, refine and finalize them. To enable us to accomplish these and other related items and continue to operate our business, we will need to raise substantial additional capital, or enter into strategic partnerships, to enable us to:

●	fund clinical studies and seek regulatory approvals/clearance prior to performing clinical trials;

●	build or access manufacturing and commercialization capabilities;

●	develop, test, and receive regulatory commercial sale approval to market our products;

●	acquire or license additional internal systems and other infrastructure; and

●	hire and support additional management, engineering and scientific personnel.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through the establishment of possible strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional equity funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical studies, development programs or future commercialization initiatives.

In addition, any additional equity funding that we do obtain will dilute the ownership held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing. Regardless, the economic dilution to shareholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing that we obtain in the future could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for such financing that we will require, and we do not have commitments from any third parties to provide any future debt financing. If we fail to obtain funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report. Our audited financial statements at December 31, 2022 and 2021 and for the years then ended were prepared assuming that we will continue as a going concern.

Primarily as a result of our losses and limited cash balances and cash flows, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2022 contains an explanatory paragraph on our financial statements stating that the Company has not generated sufficient revenues sufficient to cover operating expenses and will need additional capital to service its debt obligations. While the Company raised proceeds of $481,000 during the year ended December 31, 2022 by way of private placement offerings to accredited investors it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and/or continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

If we are unable to secure additional capital, we may be required to curtail our clinical and research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment.

We will need substantial additional funding to continue our operations, which could result in significant dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Our operations have consumed substantial amounts of cash since inception. We expect to need substantial additional funding to pursue the development of our products and launch and commercialize any product candidates for which we receive regulatory approval.

We raised gross proceeds of $0.61 million in 2021 from convertible loan agreements, including $0.11 thousands from Leonite, and in 2022 additional $481 thousands, under our agreements with Leonite, Diagonal and Boris Molchadsky. Even after giving effect to these proceeds, we will require additional capital for the further development and commercialization of our three product candidates (which are in various stages of design and development) and may need to raise additional funds sooner if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations.

To date, we have financed our operations through a mix of equity investments from accredited investors, the incurrence of debt, and we expect to continue to utilize such means of financing for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.

If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities.

If we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development or commercialization activities.

If we are unable to raise capital when needed on commercially reasonable terms, we could be forced to delay, reduce or eliminate our research and development for our candidates or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes- Oxley Act, subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. Our management team and Board of Directors will need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our common stock, which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

If material weaknesses or deficiencies in our internal controls exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Risks Relating to our Business and our Industry

Leonite Capital LLC has a security interest on all our assets securing the advances made to us

In connection with the funding transaction we entered into with Leonite Capital LLC in November 2021, between November 2021 and May 9, 2022 Leonite advanced to us a loan $500,000 with an original issue discount of $88,235.29, and the total outstanding principal amount is $588,235.29. We intend to repay Leonite from proceeds of future offerings. If however we are unable to repay Leonite for whatever reason or do not otherwise satisfy the loan, such non-repayment would constitute an event of default under the agreement with Leonite. The agreement also contains other potential events of default. Any event of default can lead to a material adverse effect on our business.

Our subsidiary, SleepX Ltd. and B.G. Negev Technologies and Applications Ltd., and Mor Research Application Ltd., have entered into a Licensing agreement which if terminated could have adverse effects on our business.

BGN is a company wholly owned by Ben Gurion University of the Negev in Israel and Mor, is the technology transfer arm of the Clalit Health Services, an Israeli non-profit healthcare insurance and service provider. Under the License Agreement, SleepX was granted a worldwide royalty bearing and exclusive license exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to certain intellectual property to research, develop, manufacture use, market, distribute, offer for sale and sell sensor and software solutions for monitoring snoring and sleep apnea. In addition to the agreed upon royalty fees to be paid by SleepX to BGN, there is a milestone payment of $60,000 upon the attainment of regulatory approval from applicable authority in the USA or Europe to market and sell the licensed products. As of the date of this report, we have not achieved any of these milestones.

Under the License Agreement, the Licensors are entitled to terminate the License Agreement under certain conditions relating to a material change in the business of our Israeli subsidiary or a breach of any material obligation thereunder or to a bankruptcy event of our Israeli subsidiary. Under certain conditions, our Israeli subsidiary may terminate the License Agreement and return the licensed information to the Licensors.

In the event of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary or of the Company and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Non IPO Exit”) or a listing of our common stock on a national exchange such as Nasdaq (the IPO Exit”), then the Licensors shall be entitled to an exit fee equal to 5% of the valuation of our company at the time of such exit and with respect to an IPO Exit, shares of common stock which will reflect in the aggregate 5% of then outstanding common stock of the Company.

Our business derives from such license and in the event of a termination this could have adverse effects on the Company and cause issues in the distribution and marketing of our products.

We may encounter numerous difficulties frequently encountered by companies in the early stage of operations.

We have a limited operating history upon which an investor can evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

●	generate revenues and implement our business plan and growth strategy;
●	attract and retain marketing and commercial sponsors;
●	aggressively counter and respond to actions by our competitors;
●	maintain adequate control of our expenses;
●	attract, retain and motivate qualified personnel;
●	react to member preferences and demands;
●	maintain regulatory compliance; and
●	generate sufficient working capital through our operations or through issuance of additional debt or equity financing, and to continue as a going concern.

We cannot assure investors that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Changes in the configuration of the technology underlying our devices and application under development may result in additional costs or delay.

As products are developed through towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and configuration, are altered along the way in an effort to optimize processes and results. Any changes we make carry the risk that they will not achieve the intended objectives. Any of these changes could cause our products under development to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered device. Such changes may also require additional testing, regulatory notification or regulatory approval. This could delay completion of clinical trials, increase costs, delay approval of our future products and jeopardize our ability to commence sales and generate revenue.

The licensors under the licensing agreement between our subsidiary and BGN and Mor, on the other hand, may be terminated by the Licensors upon certain conditions; any such termination will have a material adverse effect on our business.

Our business derives from Licensing Agreement entered into as of March 15, 2020, as subsequently amended, by SleepX Ltd., our Israeli subsidiary, BGN and Mor. BGN is a company wholly owned by Ben Gurion University of the Negev in Israel and Mor, is the technology transfer arm of the Clalit Health Services, an Israeli non-profit healthcare insurance and service provider. Under the License Agreement, our Israeli subsidiary was granted a worldwide royalty bearing and exclusive license exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to certain intellectual property to research, develop, manufacture use, market, distribute, offer for sale and sell sensor and software solutions for monitoring snoring and sleep apnea.

Under the terms of the License Agreement, the Licensors are authorized to terminate the License Agreement and the license thereunder under certain conditions, which include any bankruptcy event or if we fail to obtain regulatory approval to market a product by March 2023 or the first commercial sale of any such product has not occurred by March 2025. If the Licensors were to terminate the License Agreement and the license thereunder upon the occurrence of any such event, such development will have a material adverse effect on our business and may result in the cessation of operations by us.

The nature of the technology platforms utilized by us are complex and highly integrated, and if we fail to successfully manage releases or integrate new updates, it could harm our revenues, operating income, and reputation.

The technology platforms developed by us accommodate integrated applications that include our own developed technology and third-party technology, thereby substantially increasing their functionality. By enabling such system interoperability, our communications platform both reduces implementation and ongoing costs, and improves overall management efficiencies.

Due to this complexity and the condensed development cycles under which we operate, we may experience errors in our software, corruption or loss of our data, or unexpected performance issues from time to time. For example, our solutions may face interoperability difficulties with software operating systems or programs being used by our customers, or new releases, upgrades, fixes or the integration of acquired technologies may have unanticipated consequences on the operation and performance of our other solutions. If we encounter integration challenges or discover errors in our solutions late in our development cycle, it may cause us to delay our launch dates. Any major integration or interoperability issues or launch delays could have a material adverse effect on our revenues, operating income and reputation.

Security breaches, cyberattacks or other cyber-risks of our IT and production systems could expose us to significant liability and cause our business and reputation to suffer and harm our competitive position.

Our corporate infrastructure stores and processes our sensitive, proprietary and other confidential information (including as related to financial, technology, employees, marketing, sales, etc.) which is used on a daily basis in our operations. In addition to that, our software involves transmission and processing of our customers’ confidential, proprietary and sensitive information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data.

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely due to COVID-19. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

Security risks, including, but not limited to, unauthorized use or disclosure of customer data, theft of proprietary information, theft of intellectual property, theft of internal employee’s PII/PHI information, theft of financial data and financial reports, loss or corruption of customer data and computer hacking attacks or other cyberattacks, could require us to expend significant capital and other resources to alleviate the problem and to improve technologies, may impair our ability to provide services to our customers and protect the privacy of their data, may result in product development delays, may compromise confidential or technical business information, may harm our competitive position, may result in theft or misuse of our intellectual property or other assets and could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures and our products could be harmed, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities, and we could suffer harm to our reputation and competitive position, and our operating results could be negatively impact our business.

The market opportunity for our products and services may not develop in the ways that we anticipate.

The demand for our products and services can change quickly and in ways that we may not anticipate because the market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate or if other technologies become more accepted or standard in our industry or disrupt our technology platforms.

If we are unable to maintain successful relationships with our channel partners, our business could be adversely affected.

We rely on channel partners, such as distribution partners and resellers, to sell licenses and support and maintenance agreements for our software and to perform some of our professional services. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners.

Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer customers the products of several different companies. If our channel partners do not effectively market and sell our software and devices, choose to use greater efforts to market and sell their own products or those of others, or fail to meet the needs of our customers, including through the provision of professional services for our software, our ability to grow our business, sell our products and maintain our reputation may be adversely affected. Our contracts with our channel partners generally allow them to terminate their agreements for any reason upon 30 days’ notice. A termination of the agreement has no effect on orders already placed. The loss of a substantial number of our channel partners, our possible inability to replace them, or the failure to recruit additional channel partners could materially and adversely affect our results of operations. If we are unable to maintain our relationships with these channel partners, our business, results of operations, financial condition or cash flows could be adversely affected. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

A loss of one or more of our current officers or key employees or consultants could severely and negatively impact our operations. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

Our limited operating history could delay our growth and result in the loss of your investment.

|Our operating subsidiary was formed in 2019 under the laws of the State of Israel However, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their growth stage of development. Such risks include, but are not limited to, dependence on the growth of use of technology and services, complete product development, clinical trials and obtain industry acceptance while responding to competitive developments and attracting, retaining, and motivating qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in our common shares.

Our ability to implement and manage growth strategy is uncertain.

Implementation of our growth strategy may impose significant strain on our management, operating systems and financial resources. Failure by the Company to manage its growth, or unexpected difficulties encountered during expansion into different markets, could have a materially adverse impact on our results of operations or financial condition. Our ability to continue to operate our business depends upon a number of factors, including (i) generating sufficient funds for operations, (ii) our executive management team and our financial and accounting controls, and (iii) staffing, training and retaining skilled on-site management personnel. Certain of these factors are beyond our control and may be affected by the economy or actions taken by competing companies. Further, there can be no assurance that our market analysis and proprietary business data will continue to support our current marketing plans.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to complete necessary clinical trials, application & product development, and obtain approvals so that we can generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. We are, and will be, heavily dependent on the skill, acumen and services of our key executives. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find qualified replacements. We have not entered into long-term employment agreements with all of our key personnel and currently have no “Key Employee” life insurance policies.

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.

Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and our profitability reduced.

As the Company intends to be conducting international business transactions, it will be exposed to local business risks in different countries, which could have a material adverse effect on its financial condition or results of operations.

The Company intends to promote and sell its product candidates internationally by virtue of the global access to its products line and it expects to have customers located in several countries. The Company’s international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

●	New and different legal and regulatory requirements in local jurisdictions;
●	Potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
●	Risk of nationalization of private enterprises by foreign governments;
●	Legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,
●	Local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

The Company may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where it will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on its base operations and upon its financial condition and results of operations.

Since our products may be available over the Internet in foreign countries and the Company may have customers residing in foreign countries, foreign jurisdictions may require it to qualify to do business in their country. It will be required to comply with certain laws and regulations of each country in which it conducts business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

The Company’s operations in developing markets could expose it to political, economic and regulatory risks that are greater than those it may face in established markets. Further, its international operations may require it to comply with additional United States and international regulations.

For example, it may be required to comply with the Foreign Corrupt Practices Act, or “FCPA,” which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. The Company may operate in some nations that have experienced significant levels of governmental corruption. Its employees, agents and contractors, including companies to which it outsources business operations, may take actions in violation of its policies and legal requirements. Such violations, even if prohibited by its policies and procedures, could have an adverse effect on its business and reputation. Any failure by the Company to ensure that its employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on its ability to conduct business in certain foreign jurisdictions, and its results of operations and financial condition could be materially and adversely affected.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business relies in large part on granted and pending patents which we own. However, the grant of a patent does not ensure that litigation will not arise where the validity of the patent is challenged or that the patent will not be found by a court to infringe upon patents held by others. Furthermore, any litigation relating to our patent rights is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business and financial condition.

We may not be able to obtain third-party reimbursement or favorable product pricing, which would reduce our ability to operate profitably.

Our ability to successfully commercialize certain of our proposed products may depend to a significant degree on reimbursement of the costs of such products and related services at acceptable levels from government authorities and other organizations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

It may be difficult to enforce a U.S. judgment against us, our officers and some of our directors and the foreign persons named in this registration statement in the United States or in foreign countries, or to assert U.S. securities laws claims in foreign countries or serve process on our officers and directors and these experts.

While we are incorporated in the State of Nevada, currently three of our directors and executive officers are not residents of the United States, and the foreign persons named in this Annual report on Form 10-K are located outside of the United States. The majority of our assets are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to assert U.S. securities law claims in original actions instituted in foreign countries. Foreign courts may refuse to hear a claim based on a violation of U.S. securities laws on the grounds that foreign countries are not necessary the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that foreign law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign countries law. There is little binding case law in foreign countries addressing the matters described above.

We have not adopted various corporate governance measures, and as a result, stockholders may have limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Because our securities are not yet listed on a national securities exchange, we are not required to adopt these corporate governance measures and have not done so voluntarily in order to avoid incurring the additional costs associated with such measures. Furthermore, the absence of the governance measures referred to above with respect to our Company may leave our stockholders with more limited protection in connection with interested director transactions, conflicts of interest and similar matters.

We intend to rely on third parties to conduct clinical trials (if needed). If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical trials programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our clinical trials ourselves. We intend to use Contract Research Organizations (CROs) to conduct clinical trials that we may be required to conduct and will rely upon medical institutions, clinical investigators and CRO’s and consultants to conduct these trials in accordance with our clinical protocols. Our future CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed, or terminated. If any of these clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for any clinical trials we conduct may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

The Protection from our Future Patents is Uncertain.

We will rely on patents and trade secrets for the protection of our intellectual property. The issuance of a patent by the Patent Office does not ensure that the patent will be upheld if it is challenged in litigation or that the patent will not be found to infringe upon patents validly issued to others. We could be exposed to substantial litigation expense defending their intellectual property as well as liability to others.

Our Products may Become Technologically Obsolete.

The anti-snoring and anti-sleep apnea products market is characterized by extensive research and development activities. New developments are expected to continue at a rapid pace and there can be no assurance that new discoveries will not render our products, processes and devices uneconomical or obsolete. The likelihood of success for our products must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new medical processes, devices and products and their level of acceptance by the medical community.

We may Encounter Liabilities Involving Customers and Third Parties.

The sale of medical devices can result in claims for injury if a product causes harm or fails to perform as promised. Although we have not been subject to any such claim, no assurance can be given that such claims will not be made in the future or that we can obtain any insurance coverage. If we were subject to an uncovered claim, our assets could be greatly reduced. Though we intend to obtain product liability insurance prior to the commercialization of our product, we currently don’t have a policy in place.

Government Regulations May Result in Costs and Delays.

The development, testing, production and marketing of our future products are subject to regulation by the FDA as devices under 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Additionally, our products may be subject to regulation by similar agencies in other states and foreign countries. While we believe that we have complied with all applicable laws and regulations, continued compliance with such laws or regulations, including any new laws or regulations, might impose additional costs on us which could adversely affect its financial performance and results of operations.

Any product candidates we may advance into clinical trials (assuming the FDA so requires) may be subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize some of our product candidates, all of which can adversely affect our business.

Before we can market a new medical device, such as our proposed Apnea related products, we must first receive clearance under Section 510(k) of the FDA. In the 510(k) clearance process, before a device may be marketed in the US, the FDA must determine that such proposed device or app is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved pre-market approval (“PMA”) and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device.

The 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. Despite the time, effort and cost, a device may not be cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances could harm our business, including our ability to commercialize our product and our shareholders could lose their entire investment. Furthermore, even if we are granted the required regulatory clearances, such clearances may be subject to significant limitations on the indicated uses for the device, which may limit the market for our product.

As noted, our regulatory approval plan is to obtain 510(K) clearance, however no assurance can be granted that we will so succeed. If the 510(k) clearance is not granted to us, the device testing, clinical trials, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets.

Despite the time and expense invested in clinical trials of product candidates, commercial sale approval from applicable regulatory authority is never guaranteed.

FDA or and other regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including:

●	the FDA or other foreign regulatory authority as applicable may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;
●	the FDA may not accept the clinical data from trials which are conducted by individual investigators in countries where the standard of care is potentially different from the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA for clearance;
●	the FDA may disagree with our interpretation of data from the bench testing, or clinical trials;
●	the FDA may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of the FDA may significantly be changed in a manner rendering our clinical data insufficient for approval.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our products after clearance on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain clearance for our devices, increase the costs of compliance or restrict our ability to maintain products after clearance. For example, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new clearance, increase the costs of compliance or restrict our ability to maintain any commercial sale approval we are able to obtain.

With respect to foreign markets, approval procedures vary among countries and can involve additional product testing and administrative review periods. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information, including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA.

Other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, effective May 25, 2018, the GDPR replaced the prior EU Data Protection Directive (95/46) that governed the processing of personal data in the European Union. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

Any failure to comply with the requirements of GDPR and applicable national data protection laws of EU member states, could lead to regulatory enforcement actions and significant administrative and/or financial penalties against us (fines of up to Euro 20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher), and could adversely affect our business, financial condition, cash flows and results of operations.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System Regulation, or QSR, our manufacturing operations could be interrupted.

In the US, we and our future contract manufacturers are required to comply with the FDA’s QSR requirements which covers the methods and documentation of the design, testing, production, quality control, labeling, packaging, storage shipping and distribution of our products. In other foreign countries ISO 13485 standard is used (but not limited), to show compliance with the design and manufacturing requirements. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we or our distributors market our products abroad. We continue to monitor our quality management in order to improve our overall level of compliance. Our facilities will be subject to periodic and unannounced inspection by U.S. and other foreign regulatory agencies as applicable to audit compliance with the regulations. If our facilities or those of our suppliers are found to be in violation of applicable laws and regulations, or if we or our suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	recalls, withdrawals, or administrative detention or seizure of our products;
●	refusing or delaying requests for 510(k) marketing clearance applications relating to new products or modified products;
●	withdrawing the product from the market;
●	refusing to provide Certificates for Foreign Government;
●	refusing to grant export approval for our products; or
●	pursuing criminal prosecution.

Any of these sanctions could impair our ability to produce DreamIT or SleepX PRO or DreamIT PRO in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

We depend on our collaborators to help us develop and test our devices, and our ability to develop and commercialize our devices may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of our anti-snoring devices may require that we enter into collaborations with consultants, corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things, design prototypes for and value our intellectual property, and market for us any commercial products that result from our collaborations.

With respect to any additional clinical studies for our products which are required by the FDA or with respect to Clinical Trials relating to the development of our core technology for other applications, we rely on clinical investigators and clinical sites, some of which are private practices, and some of which are research university- or government-affiliated, to enroll patients in our Clinical Trials.

However, we may not be able to control the amount and timing of resources that clinical sites and other third parties may devote to our Clinical Trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our Clinical Trials, or if the clinical sites fail to comply adequately with the clinical protocols, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products or other products developed from our core technology. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated.

If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain are compromised due to their failure to adhere to our clinical protocols or for other reasons, our Clinical Trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our products or other products developed from our core technology.

In addition to the foregoing, any initial or additional clinical studies for any of our products which are required by the FDA and any Clinical Trials relating to the development of our core technology for other applications may be delayed or halted for numerous other reasons, including, but not limited to, the following:

●	the FDA, an Institutional Review Board (“IRB”) or other regulatory authorities place our clinical trial on hold;
●	patients do not enroll in Clinical Trials at the rate we expect;
●	patient follow-up is not at the rate we expect;
●	IRBs and third-party clinical investigators delay or reject our trial protocol;
●	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
●	regulatory inspections of our Clinical Trials or manufacturing facilities, among other things, require us to undertake corrective action or suspend or terminate our Clinical Trials, or invalidate our Clinical Trials;
●	changes in governmental regulations or administrative actions; and
●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness.

If our products are approved for reimbursement, we anticipate experiencing significant pressures on pricing.

We may not develop a substantial number of commercialized products.

We are a development stage company and currently expect to have in the near future one commercialized product, the DreamIT. We believe that the patents that we have acquired will allow us to develop additional devices and prove usefulness for other applications. However, while we believe we will achieve the desired clinical results, commercialization of each of our products remains subject to certain significant risks. Our efforts may not lead to commercially successful products for a number of reasons, including:

●	we may not be able to obtain regulatory approvals for our devices, or the approved indication may be narrower than we seek;
●	any of our devices may not prove to be safe and effective in Clinical Trials to the FDA’s satisfaction;
●	physicians may not receive any reimbursement from third-party payers, or the level of reimbursement may be insufficient to support widespread adoption of our devices;
●	we may experience delays in our continuing development program;
●	any products that are approved by regulators may not be accepted in the marketplace by physicians or patients;
●	we may not have adequate financial or other resources to complete the continued development or to commence the commercialization of our devices and we will not have adequate financial or other resources to achieve significant commercialization of our devices;
●	we may not be able to manufacture our products in commercial quantities or at an acceptable cost; and
●	rapid technological change may make our technology and products obsolete.

Non-FDA Government Regulation May Affect our Results.

The advertising of our devices will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our devices will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid. These federal laws include, by way of example, the following:

●	the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;
●	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;
●	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;
●	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and
●	the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient-specific health information. These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Our Clinical Trials could be delayed by factors over which we have little control.

The start or conduct of a clinical trial can be delayed by a number of factors that may include, but are not limited to, government sequestration that could limit the availability of federal grants or delay in the approval and compliance process of where our clinical trial will be conducted. As a result, the purchase of equipment necessary to prepare and optimize the prototype for the clinical trial could be delayed.

The FDA may require additional Clinical Trials and any adverse results in such Clinical Trials, or difficulties in conducting such Clinical Trials, could have a material adverse effect on our business.

The occurrence of unexpected findings in connection with any initial or subsequent clinical trial required by the FDA may prevent or delay obtaining approval. In addition, subsequent clinical studies would require the expenditure of additional company resources and could be a long and expensive process subject to unexpected delays. Any adverse results in such Clinical Trials, or difficulties in conducting such Clinical Trials, could have a material adverse effect on our business.

If any additional products are approved by the FDA, they may be approved only for narrow indications.

Even if approved, our devices may not be approved for the indications that are necessary or desirable for successful commercialization.

If we wish to modify any of our devices after receiving FDA approval, including changes in indications or other modifications that could affect safety and effectiveness, additional approvals could be required from the FDA, we may be required to submit extensive pre-clinical and clinical data, depending on the nature of the changes. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could delay the commercialization of our devices and require us to make substantial additional research, development and other expenditures. We may not obtain the necessary regulatory approvals to market our devices in the U.S. or anywhere else. Any delay in, or failure to receive or maintain, approval for our proprietary square wave form device and/or cell-free therapies could prevent us from generating revenue or achieving profitability, and our business, financial condition, and results of operations would be materially adversely affected.

Our reliance on the activities of our non-employee consultants whose activities are not wholly within our control, may lead to delays in development of proposed products or in the development of our business.

We rely extensively upon and have relationships with consultants. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities.

Risks Relating to Our Israel Operations

Our technology development are headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

Our technology development headquarters, which houses substantially all of our research and development team, including engineers, machinists, researchers, and clinical and regulatory personnel as well as the facility of our contract manufacturer and final assembly are located in Israel. Our employees, service providers, directors and officers are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could materially and adversely affect our business, financial condition and results of operations and could make it more difficult for us to raise capital. Although we plan to maintain inventory in the United States and Israel, an extended interruption could materially and adversely affect our business, financial condition and results of operations.

Recent political uprisings, social unrest and violence in various countries in the Middle East and North Africa, including Israel’s neighbors Egypt and Syria, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and has raised concerns regarding security in the region and the potential for armed conflict. Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among parties hostile to Israel in areas that neighbor Israel, such as the Syrian government, Hamas in Gaza and Hezbollah in Lebanon. Any armed conflicts, terrorist activities or political instability in the region could materially and adversely affect our business, financial condition and results of operations.

Our operations and the operations of our contract manufacturer may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be additional military reserve duty call-ups in the future in connection with this conflict or otherwise. Some of our employees, consultants and employees of the manufacturer of our products, are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. Our operations and the operations of our manufacturer could be disrupted by such call-ups.

Our sales may be adversely affected by boycotts of Israel.

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to sell our products.

Risks Related to Ownership of Our Common Stock

Our CEO may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

Our CEO and Chairman owns, in the aggregate, beneficially own approximately 71.4% of our outstanding common stock as of the date of this filing. As a result, he will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, which research and reports are not and would not be subject to our control. We currently do not have and may never obtain research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock could be materially and adversely impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may be materially and adversely impacted. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

A decline in the price of our common stock could affect our ability to raise any required working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise any required capital for our operations. Because we intend to fund the Company in the future primarily through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plan and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of the date of this offering circular we have shares of common stock outstanding. shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

“Penny Stock” rules may make buying or selling our common stock difficult. Limitations upon Broker-Dealers Effecting Transactions in “Penny Stocks”

Trading in our common stock is subject to material limitations as a consequence of regulations which limit the activities of broker-dealers effecting transactions in “penny stocks.” Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a “penny stock” because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on “penny stocks”, which makes selling our common stock more difficult compared to selling securities which are not “penny stocks.” Rule 15a-9 restricts the solicitation of sales of “penny stocks” by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks”, and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser’s investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in “penny stocks” first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in “penny stocks”, (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because our common stock is deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

We will be subject to certain provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

●	Deliver to the customer, and obtain a written receipts for, a disclosure document;
●	Disclose certain price information about the stock;
●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●	Send monthly statements to customers with market and price information about the penny stock; and
●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules and FINRA rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

We Have Paid No Dividends

We never have paid any dividends on our common stock, and we do not intend to pay any dividends in the foreseeable future.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock. Our CEO has, by virtue of his preferred stock ownership, voting control over all matters.

We are authorized to issue 500,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. We currently have 300,000 shares of Convertible Preferred Stock outstanding, the majority of which is held by our CEO, chairman and our previous CEO. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that the Company will not, under certain circumstances, issue shares of its preferred stock.

The elimination of personal liability of our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Second Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws eliminate to the furthest extent permitted under Nevada law the personal liability of our directors and officers to us, our stockholders and creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer. Furthermore, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws and individual indemnification agreements that we have entered with each of our directors and officers provide that we are obligated to indemnify, subject to certain exceptions, each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for such damages, even if such actions might otherwise benefit our stockholders.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all future earnings to fund the development of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “APYP.” We started being quoted on the OTCQB-tier of OTC Markets on October 17, 2022. As of March 20th, 2023, we had 228,815,414 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

As of March 20th, 2023, there were 103 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on March 19th, 2023 was $0.0231.

Dividend Policy

To date, we have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We plan to retain all earnings to provide funds for the operations of our company. In the future, our Board of Directors will decide whether to declare and pay dividends based upon our earnings, financial condition, capital requirements, and other factors that our Board of Directors may consider relevant. We are not under any contractual restriction as to present or future ability to pay dividends.

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the fiscal year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Use of estimates

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Significant estimates include our ability to continue as going concern, the recoverability of long-lived assets, the recoverability of amounts due from related parties, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known.

Financial statements in United States dollars

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are present at their original amounts. Non-dollar transactions and balances have been re-measure to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line item. The exchange rate of the US Dollar to the Israeli Shekel was 3.519 and 3.110 as of December 31, 2022 and 2021, respectively.

Cash and Cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

Property, plant and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at a 33% annual rates.

Severance pay

Certain of the Company’s employees have subscribed to Section 14 of Israel’s Severance Pay Law, 5723-1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with section 14 release the Company from any future severance liabilities (under the above Israeli Severance Pay Law) in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 is recorded on the Company’s balance sheet.

Other Intangible Assets

Identifiable intangible assets are stated at cost, net of accumulated amortization. Patents are being amortized on the straight-line method over useful lives.

Derivative Financial Instruments

Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option based simple derivative financial instruments, the Company uses an option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Fair value of financial instruments

As defined in ASC 820 “Fair Value Measurements” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at December 31, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,257,000	2,257,000
Warrants			24,000	24,000

Concentrations of credit risk

The financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. Cash and cash equivalents are invested in major banks in Israel and United States. Generally, these deposits may be redeemed upon demand and therefore, management believes there is minimal risk. Other than certain warrant and convertible instruments (derivative financial instruments)., we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Convertible Debt

For convertible debt that does not contain an embedded derivative that requires bifurcation, the conversion feature is evaluated to determine if the rate of conversion is below market value and should be categorized as a beneficial conversion feature (“BCF”). A BCF related to debt is recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt is recorded net of the discount for the BCF. The discount is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC 815, Derivatives and Hedging (“ASC 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

Research and development costs

Research and development consist of costs incurred in the process of developing product improvements or new products, and are expensed to the statement of operations as incurred. As of now the company does not capitalize any of its research and development costs.

General and administrative expenses

General and administrative expenses consists of all corporate overhead costs incurred by the Company.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Company utilizes the straight-line method allocating the cost over the service period.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”), using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Basic and Diluted Net Income (Loss) per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and

Convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS includes all dilutive potential common shares if their effect is anti-dilutive. For the period ending December 31, 2022 and 2021, there were 511,935,868 and 346,593,597 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have been included in the calculations of loss per share because such inclusions would have an antidilutive effect as the Company has incurred losses during the period ending December 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022for smaller reporting companies. Early adoption is permitted. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Our research and development costs include costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as programing, preclinical testing, manufacturing and related testing and clinical trial activities.

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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021.

Our financial results for the year ended December 31, 2022 are summarized as follows in comparison to the year ended December 31, 2021:

	Year Ended
	December 31, 2022	December 31, 2021

Operating Expenses
Research and Development	$129,000	$81,000
General and Administrative	$2,017,000	$632,000
Financing expenses (income)	$(858,000)	$6,000

Loss for the year	$1,304,000	$3,179,000

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses increased from $81,000 to $129,000 during the twelve months ended December 31, 2021 and 2022, respectively. The increase is primarily attributable to investment in intellectual property and development of our products.

General and Administrative Expenses. General and administrative expenses increased from $632,000 to $2,017,000 during the twelve months ended December 31, 2021 and 2022, respectively. The increase is primarily attributable to due to salary and professional services expenses, of which $999,000 were non-cash stock based non-cash compensation expenses resulting from options awards to our Chief Financial Officer and advisors.

Loss. Loss for the twelve months ended December 31, 2021 and 2022, was $3,179,000 and $1,304,000 respectively, and is primarily attributable to non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception and through the date of the Acquisition, we have funded our operations from a combination of loans and sales of equity instruments.

As of December 31, 2022, we had a total of $60,000 in cash resources and approximately $2,768,000 of liabilities, consisting of $2,361,000 of current liabilities from financing.

On May 9, 2022, we received from Leonite the balance of the $390,000 under our agreement with them. On November 30, 2022, we received from 1800 Diagonal Lending LLC $68,000 under our loan agreement with them. On December 8, 2022, we received from Boris Molchadsky $22,734 under a loan agreement with him.

The company has experienced operating losses since its inception and had a total accumulated deficit of $4,509,000 as of December 31, 2022. The company expects to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the years ended December 31, 2022 and 2021, our cash used in operations was approximately $595,000 and $168,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2022 and 2021 respectively (in thousands):

	For the year ended
	December 31, 2022	December 31, 2021
	US Dollars (In thousands)
Net cash used in operating activities	$595,000	$168,000
Net cash used in investment activities (income)	-	($167,000)
Net cash provided by Financing Activities	$442,000	$196,000

We need to raise additional operating capital in order to realize our business plan. Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through July 31st, 2023.

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

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,549,000 and a working capital deficit of $2,689,000 at December 31, 2022 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended December 31, 2022 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Smaller Reporting Company Status

Currently, we qualify as a smaller reporting company.

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

● An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

● An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

● An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

● An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2022 and quarterly filings thereafter.

For as long as we continue to be a smaller reporting company, we expect that we will take advantage of both the reduced internal control audit requirements and the disclosure obligations available to us as a result of this classification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2022. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The Company’s officers are appointed by its board of directors and hold office until the earlier of their death, retirement, resignation, or removal.

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of March 31, 2023.

Name	Age	Positions

Boris (Bary) Molchadsky	46	Chairperson of the Board of Directors, Chief Executive Officer

Asaf Porat	45	Director, Chief Financial Officer

Neil Kline	50	Director

Ron Mekler	49	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Boris Molchadsky, Chairman. In September 2019, Mr. Molchadsky co-founded SleepX Ltd., and continues to serve as CEO today. In August 2015, Mr. Molchadsky co-founded Nexense Technologies USA. Inc., a corporation focused on non-intrusive treatment for snoring and sleep apnea. He additionally co-founded GPIS Ltd., in March 2007 and consults through it to companies until today. Furthermore, Mr. Molchadsky has over fifteen years of experience in the capital markets working in leading investment firms. In the recent years, he has been working in the field of sleep health in collaboration with the world’s leading research institution, such as the Ben Gurion University, Soroka Medical Center and Millenium Sleep Lab. Mr. Molchadsky holds a B.A. in Business Management and Finance from the University of Manchester and a M.B.A in Finance from the Ono Academic College, in Israel.

The Board believes that Mr. Molchadsky’s extensive experience in the industry, his long-standing involvement with SleepX. and his knowledge of our product candidates ideally situate him to serve on our Board.

Asaf Porat, CFO. From December 2019 to June 2021, Mr. Porat served as CFO for Geneyx LTD, a genetic and clinical data source for pharma research, advancing novel diagnostics and drug development (SAAS). Mr. Porat was additionally the co-founder and CFO of Cannibble FoodTech Ltd (CSE: PLCN)., from June 2018 to January 2020. Prior to this, he served as managing partner of ONYX Investment Banking from July 2014 to January 2020. From Nov 2014 through Nov 2017, Mr. Porat served as an independent board member of Apolo Power (traded on the TASE). Mr. Porat received a B.A. in Economics and Management from the Ben Gurion University of the Negev in 2003, and an M.B.A in finance and accounting from Tel Aviv University in 2007.

The Board believes that Mr. Porat’s wide ranging international business experience qualify him to serve on our Board.

Dr. Neil Kline, Board member. Dr. Neil Kline is an internist/sleep physician and entrepreneur with a diverse history in digital tech, media, life sciences and healthcare startups. He founded Sleep Disorder Associates and American Sleep Association. Dr. Kline attended UCSD for undergraduate, PCOM for medical school and internal medicine residency and sleep fellowship training at the University of Pennsylvania.

The Board believes that Dr. Klein’s extensive knowledge of the relevant technologies qualify him to serve on our Board.

Ron Mekler, has been serving in key positions during the past 20 years in both public and private institutions in Israel. Since June 2013, he has been serving as chief financial officer at Clalit Health Services - the largest Health Services organization in Israel. Prior thereto, between 2005-2013, he was Controller for Raviv Acs., a manufacturer of vehicle parts. In the years 2003-2005 he served as a Controller in Ashtrom, a Real Estate property management Company. Between 2001-2003 Mr. Mekler started his career as an intern at Price Water House Coopers specializing in industrial, real estate and high-tech Companies. Mr. Mekler is a certified accountant since 2003 (from BGU University) and has MBA in Business Management from the Ono Academic College.

Family Relationships

There are no family relationships amongst the officers and directors.

Committees of the Board of Directors

Our Board has established an audit committee which operates under a charter that has been approved by our board.

Our board has determined that all of the members of each of the board’s audit committees are independent as defined under the rules of the NASDAQ Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Ron Mekler is a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K.

We currently do not have a nominating or compensation committees or committees performing similar functions nor does our Company have a written nominating or compensation charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

●	appointing our independent registered public accounting firm;

●	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

●	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

●	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

●	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

●	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing on a periodic basis, or as appropriate, any investment policy and recommending to our board any changes to such investment policy;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and

●	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The members of our audit committee are Ron Mekler and Neil Kline. Ron Mekler meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the OTC Capital Market.

Nominations to the Board of Directors

Director candidates are considered based upon various criteria, including without limitation their broad-based business and professional skills and experiences, expertise in or knowledge of the life sciences industry and ability to add perspectives relating to that industry, concern for the long-term interests of our stockholders, diversity, and personal integrity and judgment. Our Board of Directors has a critical role in guiding our strategic direction and overseeing the management of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plans.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years that ended December 31, 2022 and 2021 by our named executive officers, which consists of our chief executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022 and 2021 and were serving as executive officers as of such date and our former chief executive officers. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2022 and 2021 by. Bary Molchadsky and Asaf Porat, respectively the Chairman and Chief Financial Officer of SleepX, as well as that of Todd Violette, the former Chief Executive Officer of AppYea. The following table includes compensation earned by the parties named therein for services performed by Mr. Molchadsky and Mr. Porat for SleepX Ltd prior to that entity becoming our wholly owned subsidiary as well as that of Todd Violette, the former CEO of AppYea. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus ($)	Option Awards ($)(2)	All other compensation ($)	Total

Boris Molchadsky, Chairman and Chief Executive Officer	2021	43,631		—	—	6,517.5	50,148
	2022	51,783		—	—	—	51,783

Asaf Porat, Chief Financial Officer	2021	46,691		—	485,096	6,037	537,824
	2022	57,990		—	1,049,379	—	1,107,369

Todd Violette, former Chief Executive Officer (3)	2021	120,000	(4)	—	—	—	120,000
	2022	—		—	—	—	—

(1)	All compensation received by SleepX Ltd.’s executive officers is paid in NIS. For the purposes of completing this table, with respect to compensation paid during the fiscal year ended December 31, 2021 and 2022, SleepX converted each NIS denominated amount into U.S. dollars by dividing the NIS amount by the exchange rate effective on the date the fee was incurred.

(2)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 12 to the financial statements included in this report.

(3)	Mr. Violette resigned from all offices held with us on May 4, 2022.

(4)	Payments under Mr. Violette’s agreement terminated as of July 1, 2021.

Narrative Disclosure to Summary Compensation Table

Our Board follows the following processes and procedures for the consideration and determination of executive and director compensation:

In establishing compensation amounts for executives, we seek to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, we will generally review market data, which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry, adjusted for size. The market data helps the committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides us in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. We then considers other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

Elements of Compensation

In addition to each officer’s base salary, our executive officer compensation program consists of a cash incentive bonus plan and discretionary stock option awards in addition to customary benefits. The amounts of compensation awarded for each element of the Company’s compensation program (i.e., base salary, bonuses and stock options) are reviewed in connection with the Company’s performance.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry, and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other changes in the job responsibilities of an executive officer. For named executive officers, initial base salaries generally are established in connection with negotiation of an offer of employment and employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and Company-wide general increases are also taken into consideration.

Stock-Based Awards

Historically, we have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. We also have historically granted stock options on an annual basis as part of annual performance reviews of our employees.

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We do not have any equity ownership guidelines for our executives, which is consistent with other pre-commercial biotechnology companies that use stock options as the long-term incentive vehicle. Further, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. We expect that our Board will continue to use annual equity awards to compensate our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances as the Board deems appropriate.

Employment and Severance Arrangements

We consider it essential to the best interests of our stockholders to foster the continuous employment of our key management personnel. In this regard, we recognize that the possibility of a change in control may exist and that the uncertainty and questions that it may raise among management could result in the departure or distraction of management personnel to the detriment of the Company and our stockholders. In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into written employment agreements with certain of our named executive officers that, while at-will, contain certain change in control and severance provisions.

Employment Agreements

On July 1, 2021, SleepX, Ltd. and Boris Molchadsky entered into an employment agreement pursuant to which Mr. Molchadsky serves as Chairman of the Board and Chief Executive Officer of SleepX and Chairman of the Board and Chief Executive Officer of the Company. Under the agreement with Mr. Molchadsky, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $144,636, payable on monthly basis. SleepX Ltd is authorized to terminate the employment agreement for any reason subject to payment of five months’ salary. Under the terms of the employment agreement with him, Mr. Molchadsky also receives Manager’s Insurance under Israeli law for his to which SleepX Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Molchadsky contributes an additional 6%) of each monthly salary and (b) 7.5 % of his salary (with Mr. Molchadsky contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Molchadsky is also provided with a monthly travel expense New Israeli Shekel equivalent of approximately $98.

In addition, upon the earlier of: a capital raise of $1,000,000, or by July 1, 2022, Mr. Molchadsky shall be entitled to an increase of an annual amount of the current New Israeli Shekel equivalent of approximately $37,00, payable on monthly basis. Additionally, Mr. Molchadsky is entitled to (i) a success bonus of 1.5% of any capital raise of up to $10,000,000 and (ii) a success bonus of 1.0% of any revenues of the Company up to accumulated revenues of $20,000,000.

On July 1, 2021, SleepX, Ltd. and Asaf Porat entered into an employment agreement pursuant to which Mr. Porat serves as Chief Financial Officer and Director of SleepX and the Company. Under the agreement with Mr. Porat, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $144,636, payable on monthly basis. SleepX Ltd is authorized to terminate the employment agreement for any reason subject to payment of five months’ salary. Under the terms of the employment agreement with him, Mr. Porat also receives Manager’s Insurance under Israeli law to which SleepX Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Porat contributes an additional 6%) of each monthly salary and (b) 7.5 % of his salary (with Mr. Porat contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Porat is also provided with a monthly travel expense New Israeli Shekel equivalent of approximately $98.

In addition, upon the earlier of: a capital raise of $1,000,000, or July 1, 2022, Mr. Porat shall be entitled to an increase of an annual amount of the current New Israeli Shekel equivalent of approximately $37,000, payable on monthly basis. Additionally, Mr. Porat is entitled to (i) a success bonus of 1.5% of any capital raise of up to $10,000,000 and (ii) a success bonus of 1.0% of any revenues of the Company up to accumulated revenues of $20,000,000.

Under his agreement, Mr. Porat was issued, on July 1. 2021, options to purchase up to 3% of the then outstanding amount of shares of the Company’s common stock. The percentage amount to which Mr. Porat is entitled was increased to 4% as of December 31, 2021 (retroactive to the date of the original grant). For a two year period ending on June 30, 2023, Mr. Porat is entitled to anti-dilution protection such that he is at all times entitled to options for 4% of the then total outstanding number of shares of common stock, after giving effect to the issuance of the option to him. The determination of options for additional shares to which he is entitled shall be determined on a monthly basis. The vesting schedule provides that on the first day of each calendar month options in an amount equal to 1/24 of the then outstanding options vest. Accordingly, as of December 31, 2022, Mr. Porat holds options for 9,205,450 shares, of which, as of December 31, 2022, options for 6,904,087 shares have vested.

On February 5, 2020 AppYea, Inc. and Todd Violette entered into an employment agreement pursuant to which Mr. Violette serves as Chief Executive Officer of the Company. Under the agreement with Mr. Violette, he was paid an annual salary of $240,000, payable with the Company’s general payroll practices and subject to withholding and other payroll taxes. In addition, Mr. Violette was entitled to participate in all employee benefit programs from time to time for which senior executive employees of the Company and its Affiliates are generally eligible. Furthermore, under the agreement, Mr. Violette is eligible to earn an annual bonus, as determined by the compensation committee of the Board of Directors. Such bonus is subject to Mr. Violette being continuously employed by the Company through December 21 of the year in which the annual bonus was earned and be paid by March 15 of the following year.

This agreement was terminated by mutual consent on July 1, 2021. On May 4, 2022. Mr. Violette resigned from all offices held with the Company.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Asaf Porat	6,904,087	2,301,363	$0.0001	07.01.2031

*	On March 14, 2022 a reverse stock split was implemented at a ratio of two hundred (200) to one (1). The reverse stock split is reflected retrospectively in these calculations.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Compensation of Directors

During the year ended December 31, 2022, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

As of February 1, 2022 the company engaged with Dr. Neil Kline as a board member. For his services he was granted stock option under ESOP to purchase 500,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), on a post-split basis. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending April 30, 2023. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Dr. Kline and the Company.

As of January 1, 2023 the company engaged with Ron Mekler as a board member. For his services he was granted stock option under ESOP to purchase 500,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), on a post-split basis. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

The Company reimburses its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2023 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of March 20, 2023. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 228,815,414 shares of common stock outstanding on March 20, 2023.

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock)	SERIES A PREFERRED STOCK (1)	% of class (Series A Preferred)
Officers and Directors

Todd Violette, former Chief Executive Officer	—		—	26,250	8.75%	—
Boris Molchadsky, Chairman and Chief Executive Officer	156,823,825	(2)	68.5%	224,998	75.0%
Asaf Porat, Chief Financial Officer and Director	6,904,087	(3)	3.0%	—	—	—
Neil Kline, Director	250,000	(4)
5% or more Shareholders Doug McKinon	—		—	29,584	9.86%
Plutus Investments LP	30,796,089	(5)	13.5%

Officers and Directors as a Group (Three persons)	163,727,912		71.6%			—

(1)	The Series A Preferred Stock were issued in June 2020. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 1,000 votes per share and are convertible at a rate of 1,500 common stock to each preferred share.
(2)	Comprised of 99,754,464 shares held directly by Mr. Molchadsky and 57,069,361 held through Nexense Technologies Inc.
(3)	Comprised of shares issuable upon exercise of currently exercisable options. Does not include options for an additional 2,301,363 shares scheduled to vest over the next 6 months.
(4)	Comprised of shares issuable upon exercise of currently exercisable options. Does not include options for an additional 250,000 shares scheduled to vest over the next 12 months.
(5)	Comprised of (i) 7,059,667 shares and (ii) 23,736,422 shares issuable upon conversion of convertible notes based on the publicly traded stock as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, since January 1, 2021 there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

During the course of 2021, our subsidiary SleepX lent to Mr. Molchadsky, our Chief Executive Officer, an aggregate amount of $136,936 as of the date hereof. The interest rate on the loan was at an annual rate of 3.4% and the loan was repayable in full by December 31, 2022. On June 1, 2022, we entered into a consulting agreement with GPIS Ltd, an Israeli company where the sole shareholder is our Chief Executive Officer for management services. The agreement provides for fee payments in four instalments in the aggregate amount of $182,000 between June and August 2022. The arrangement satisfied the repayment of the loan to Mr. Molchadsky.

During December 2022, Mr. Molchadsky lend to the Company a total amount of $22,734. The loan bears interest at an annual rate of 5%.

During 2021, SleepX borrowed from Nexense Technologies USA Inc. an aggregate amount of $47,623. According to the agreement, the loan is to be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan bears interest at an annual rate equal to the minimum rate approved by applicable law.

During 2020, the Non-controlling interest in Ta-nooma (subsidiary of SleepX), lent to Ta-nooma a long-term loan. As December 31, 2021, the outstanding loan balance amounts to $41,082.

On August 22, 2021 Evergreen Ventures Capital LLC, owned by a holder of over 5% of the outstanding shares of the Company (on an as converted basis), agreed to advance to the Company $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the investor can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.1 per share. The note contains standard events of default. As of the December 31, 2021, Evergreen has advanced to the Company $25,000 funds under the Note. As of December 31, 2022, the Company had short term convertible note related party of $27,756 to Evergreen.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Barzily & co. for the audit of the Company’s audited financial statements for the years ended December 31, 2022 and December 31, 2021:

	2022	2021

Audit fees (1)	$58,133	$0
Audit-related fees (2)	$110,235	$6,093
Tax fees (3)	$0	$0
All other fees	-	-
Total:	$168,368	$6,093

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Prior to engagement, the Audit Committee pre-approves each of these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget at year end by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires pre-approval before engaging our independent registered public accounting firm. All of the services described above were pre-approved by our Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Our Board of Directors has appointed Barzily & co, Jerusalem, Israel, company ID 540184942, as our independent registered public accounting firm for the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)

c.	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

d.	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation of the Company
3.2*	Bylaws of the Company
4.1*	Specimen of Stock Certificate
4.2*	Senior Secured Promissory Note issued on November 24, 2022 by Appyea, Inc. to Leonite Fund I LP
10.1*	Agreement dated November 23, 2021betweeh SleepX Ltd. and Pinter Software Systems Ltd.
10.2*	Securities Purchase Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc.
10.3*	Pledge and Security Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc.
10.4*+	Employment Agreement dated July 1, 2021 between Boris Molchadsky and SleepX Ltd.
10.5*+	Employment Agreement dated July 1, 2021 between Asaf Porat and SleepX Ltd.
10.6*+	Employment Agreement dated February 5, 2020 between Todd Violette and AppYea, Inc.
10.7*	License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd.
10.8*	First Amendment dated May 1, 2022 to License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd
10.9+	Service Agreement dated June 1, 2022 between AppYea, Inc. and GPIS Ltd. (incorporated by reference to the Registration Statement on Form S-1/A file don July 12, 2022)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+ Management Agreement

* (incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.

Date: March 31, 2023	By:	/s/ Boris Molchadsky
Boris Molchadsky
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Asaf Porat
Asaf Porat
Chief Financial Officer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Molchadsky	Chairman of the Board, Director (Principal Executive Officer)	March 31, 2023
Boris Molchadsky

/s/ Asaf Porat	Chief Financial Officer, (Principal Financial and Accounting Officer), Director	March 31, 2023
Asaf Porat

/s/ Neil Kline	Director	March 31, 2023
Neil Kline

/s/ Ron Merkel	Director	March 31, 2023

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

F-1

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Appyea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appyea Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021

By: /s/ Barzily and Co.

BARZILY AND CO., CPA’s

Jerusalem, Israel, 2023

March 29, 2023

APPYEA INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

		December 31,	December 31,
	Note	2022	2021
ASSETS
Current assets
Cash and cash equivalents		60	206
Other accounts receivables	3	19	13
Loan to a Related party	7(a)	-	137
Total current assets		79	356

Non-current assets
Property and equipment, net	4	2	2
Intangible assets. net	5	124	148
Total non-current asset		126	150

Total assets		205	506

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables		67	30
Other accounts payable and related party payables	6	340	65
Short-term loans from related party	7(b)	80	89
Convertible loans related party	7(c)	36	32
Short-term loans	8	693	112
Convertible loans – current maturities	8	1,528	1,933
Warrants liability	8	24	260
Total current liabilities		2,768	2,521

Non-current liabilities
Convertible loan – net of current maturities	8	-	415
			415

Total liabilities		2,768	2,936

SHAREHOLDERS’ DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	9	-	-
Common stock, $0.0001 par value	9	21	21
Stock Payables		27	-
Additional Paid in Capital		1,912	768
Accumulated deficit		(4,509)	(3,205)
Total AppYea Inc. stockholders’ deficiency		(2,549)	(2,416)
Non-controlling interests		(14)	(14)

Total Deficiency		(2,563)	(2,430)

Total liabilities and deficiency		205	506

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2022	2021

Research and development expenses		129	81
Sales and marketing expenses		16	5
General and administrative expenses	10	2,017	632

Operating loss		(2,162)	(718)

Reverse merger cost		-	(2,457)
Change in fair value of convertible loans and warrant liability		910	-
Financial expenses, net		(52)	(6)

Consolidated net loss		(1,304)	(3,181)

Non-controlling interests		-	2

Net loss attributable to AppYea Inc.		(1,304)	(3,179)

Net Loss Per Common Share:
Basic and Diluted		(0.005)	(0.026)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted*		219,588,562	118,852,344

*	The number of preferred and common shares outstanding were retroactively adjusted as a result of a reverse merger and reverse split, see Note 1 and Note 9.

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number*	Amount	Number*	Amount	Payables	Capital	Deficit	Total	interests	Deficiency

Balance as of January 1, 2021	225,000		63,109,055	6	-	(5)	(26)	(25)	(12)	(37)

Issuance of shares	-	-	45,690,956	5	-	294	-	299	-	299

Adjusting the amount of shares in light of issuance of AppYea shares	-	-	65,795,623	6	-	(6)	-		-

Shares issued in the Reverse Merger	75,000	-	43,650,692	4	-		-	4	-	4

Share based Compensation	-	-	-	-	-	485	-	485	-	485

Net loss	-	-	-	-	-	-	(3,179)	(3,179)	(2)	(3,181)

Balance as of December 31, 2021	300,000	-	218,246,326	21	-	768	(3,205)	(2,416)	(14)	(2,430)

Issuance of shares	-	-	2,684,472	-	-	102	-	102	-	102

Stock Payables	-	-	-	-	27	-	-	27	-	27

Share based Compensation	-	-	-	-		1,042	-	1,042	-	1,042

Net loss	-	-	-	-		-	(1,304)	(1,304)	-	(1,304)

Balance as of December 31, 2022	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

*	The number of preferred and common shares outstanding were retroactively adjusted as a result of a reverse merger and reverse split. See Note 1 and Note 9.

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the year ended December 31
	2022	2021
Cash flows from operating activities:
Consolidated net loss	(1,304)	(3,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	16
Share based compensation	1,144	485
Reverse merger cost	-	2,457
Change in fair value of convertible loans and warrant liability	(910)	-
Financial expenses, net	52	-
Changes in operating assets and liabilities:
Other current assets	143	54
Accounts payable	171	1
Accounts payable – related party	85	-
Net cash used in operating activities	(595)	(168)
Cash flows from investing activities:
Purchase of property and equipment	-	(3)
Cash acquired in reverse merger (Appendix A)	-	170
Net cash provided by investing activities	-	167

Cash flows from financing activities:
Issuance of shares of Common Stock	-	136
Loans received from a related party	14	60
Convertible Note received	458	-
Repayment on account of convertible loans including interest	(30)	-
Net cash provided by financing activities	442	196

Foreign exchange on cash and cash equivalent	7	-
Change in cash and cash equivalents	(146)	195
Cash and cash equivalents at beginning of year	206	11

Cash and cash equivalents at end of year	60	206

Non-Cash Activity

Purchase of Intangible Asset by issuance of common stock		163

The accompanying notes are an integral part of the financial statements

F-7

APPYEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

Appendix A – Reverse Merger

	For the year ended December 31,
	2022	2021
Working capital (excluding cash and cash equivalents), net	-	(129)
Loans, convertible loans and warrants	-	2,752
Cost of reverse merger	-	(2,457)
Shares issued in the reverse merger	-	4
Cash acquired in reverse merger	-	170

The accompanying notes are an integral part of the financial statements.

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

The Company’s common stock is traded on the OTC Markets, OTCQB tier, under the symbol “APYP”.

Reverse merger

In anticipation of the reverse merger described below, on July 2, 2021, Boris Molchadsky a majority shareholder of the Company, acquired in a private transaction from the former majority shareholder consisting of two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote 1,000 to 1 as shares of common stock and are convertible into 1,500 to 1 of the shares of common stock of the Company. The acquisition of the Preferred Shares provided Boris Molchadsky with control of a majority of the Company’s voting equity capital.

On August 2, 2021, the Company entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the issued common shares of AppYea. As a result, SleepX became a wholly owned subsidiary of the Company. On December 31, 2021, the terms of the agreement were fulfilled; however, the issuance of the shares to SleepX shareholders, due to administrative matters, was completed in March 2022 after the Company completed a reverse stock split (see Note 9E).

As a result of the transaction mentioned above, as of December 31, 2022, Mr. Molchadsky controls approximately 71.4% of the total voting power of AppYea.

SleepX is an Israeli research and development company that has developed a unique product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents and, subject to raising working capital, of which no assurance can be provided, the Company plans to start serial production in 2023. The Company will focus on further development and commercialization of the products. Its strategy will include continued investment in research and development and new initiatives in sales and marketing.

SleepX has incorporated, together with an unrelated third party, a privately held company under the laws of the State of Israel named Ta-nooma Ltd. (“Ta-nooma”). Ta-nooma has developed sleeping monitoring technology for which patent applications were filed and has no revenue from operations. Since its incorporation and as of the financial statements date, Sleepx holds 66.7% of the voting interest of Ta-nooma.

In addition to SleepX, the Company has four wholly owned subsidiaries with no active operations.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1	-	GENERAL (cont.)

Accounting treatment of Acquisition

AppYea did not have material operations as of the date of the transactions and the Acquisition was accounted for as a reverse merger -a reverse capitalization. The entity that issues securities (the legal acquirer or-AppYea) is identified as the acquiree for accounting purposes. The entity whose interests are acquired (SleepX.) is the acquirer for accounting purposes. Since SleepX is considered the accounting acquirer, these consolidated financial statements are prepared as a continuation of the operations of SleepX, except for the legal capital which is of AppYea.

The legal capital of AppYea in the financial statements is restated using the exchange ratio established in the stock exchange agreement to reflect the number of shares of the legal acquirer issued in the reverse merger.

Following the above, as of December 31, 2021, the date of the transaction, the fair value of the net liabilities of AppYea was in the amount of $2,453,000.

This amount is presented at cost of the reverse merger in the statement of operations.

Financial position

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations and is dependent upon external sources for financing its operations. As of December 31, 2022, the Company has an accumulated deficit of 4,509,000 and a stockholders’ deficiency of 2,563,000. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The significant policies in the preparation of the consolidated financial statements are:

a.	Use of estimates:

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates include the ability to continue as a going concern, the recoverability of long-lived assets, the recoverability of amounts due from related parties, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known. See note 8 regarding the Convertible Loans and Warrants estimations.

b.	Financial statements in United States dollars:

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.519 and 3.110 as of December 31, 2022 and 2021, respectively.

c.	Cash and Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

d.	Property, plant and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers equipment and software	33

e.	Intangible Assets, net

Identifiable intangible assets are stated at cost, net of accumulated amortization. Patents are amortized using the straight-line method over 7 years.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

f.	Severance pay:

The Company employees have subscribed to Section 14 of Israel’s Severance Pay Law, 5723-1963 (“Section 14”). According to this section, these employees are entitled only to monthly deposits, with insurance companies, at a rate of 8.33% of their monthly salary, made in the employee’s name. Payments in accordance with Section 14 release the Company from any future severance liabilities (under the above Israeli Severance Pay Law) in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 is recorded on the Company’s balance sheet.

g.	Derivative Financial Instruments

Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses an option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

h.	Fair value of financial instruments:

As defined in ASC 820, “Fair Value Measurements” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three broad levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

The following table summarizes fair value measurements by level at December 31, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,257	2,257
Warrants	-	-	24	24

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

i.	Concentrations of credit risks:

The financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Balances in various cash accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts. Cash and cash equivalents are invested in major banks in Israel and United States. Generally, these deposits may be redeemed upon demand and therefore, management believes there is minimal risk. Other than certain warrant and convertible instruments (derivative financial instruments)., we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

j.	Convertible Debt:

For convertible debt that does not contain an embedded derivative that requires bifurcation, the conversion feature is evaluated to determine if the rate of conversion is below market value and should be categorized as a beneficial conversion feature (“BCF”). A BCF related to debt is recorded by the Company as a debt discount and with the offset recorded to equity. The related convertible debt is recorded net of the discount for the BCF. The discount is amortized as additional interest expense over the term of the debt with the resulting debt discount being accreted over the term of the note.

k.	The Fair Value Measurement Option

We have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC 815, Derivatives and Hedging (“ASC 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

l.	Research and development costs:

Research and development consist of costs incurred in the process of developing product improvements or new products, and are expensed to the statement of operations as incurred. As of now the company does not capitalize any of its research and development costs.

m.	General and administrative expenses:

General and administrative expenses consist of all corporate overhead costs incurred by the Company.

n.	Stock-Based Compensation:

We account for stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Company utilizes the straight-line method allocating the cost over the service period.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

o.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), using the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

p.	Basic and Diluted Net Income (Loss) per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and Convertible preferred stock, using the if-converted method: In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ending December 31, 2022 and 2021, there were 49,824,701 and 1,586,926 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.

q.	Recent Accounting Pronouncements

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of ASU 2019-12 did not have a material effect on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements. Throughout the period until implementation.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2	-	SIGNIFICANT ACCOUNTING POLICIES (cont.)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under current generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is determining the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - OTHER ACCOUNTS RECEIVABLE

	December 31,
	2022	2021
	In U.S. dollars in thousands
Governmental authorities	12	7
Other receivables	7	6
	19	13

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPEMENT, NET

	December 31,
	2022	2021
	In U.S. dollars in thousands
Computers
Cost	3	3
Accumulated depreciation*	(1)	(1)
Balance, Net	2	2

* Depreciation expense amounted to $0.2 for the year ended December 31, 2022.

NOTE 5 - INTANGIBLE ASSET

On May 12, 2021, SleepX entered into a patent license agreement with Nexense Technologies USA Inc., (“Nexense”) a related party, which is controlled by Boris Molchadsky, (the “Licensor”) pursuant to which SleepX will receive from the Licensor the rights to use all of the Licensor’s owned intellectual property (the “IP”) for any commercial purposes. Management believes that the IP is not currently ready for private or commercial use and therefore, SleepX will be required to research, develop, apply for patents protection and invest in the IP in order to ready it for commercial use. Any change, improvement, inventive addition, progress, results of research or a new product with respect to the intellectual property rights, will all be owned solely by SleepX.

The payment terms for the license agreement are 3% of the gross profit arising from the sale of the products based on the licensed IP and up to an aggregate amount of $2,000,000. As part of the agreement, SleepX has issued the related party shares equivalent to 40% of SleepX, after dilution.

The IP asset is valued in the financial statements at the cost that Licensor paid to acquire the IP. As of December 31, 2022, the Company has not generated any revenues and accordingly no royalties were incurred and paid.

Cost	$163,000
Accumulated amortization	$(39,000)
$124,000

For the years ended December 31, 2022 and 2021 the amortization expense amounted to $23,285 and $15,000, respectively.

NOTE 6 - OTHER ACCOUNTS PAYABLE AND RELATED PARTY PAYABLE

	December 31,
	2022	2021
	In U.S. dollars in thousands
Accrued expenses	62	13
Deferred income	6	5
Government institutions	4	15
Employees and payroll accruals	268	32
	340	65

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Loan to related party

During the course of 2021 and 2022, the Company loaned to Boris Molchadsky an aggregate amount of $181,936. As of August 31, 2022, the loan was fully repaid.

B.	Short-term loans from related parties

During December 2022, Boris Molchadsky has lend to the Company a total amount of NIS 80,000 ($22,734). The loan bears interest at an annual rate of 5%.

During 2021, SleepX borrowed from Nexense an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in an event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (2.42%).

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725 ($32,886 As of December 31, 2022). The loan does not carry any interest expense and the repayment terms have yet to be determined.

C.	Convertible loans related party

On August 22, 2021 Evergreen Venture Partners LLC, owned by Douglas O. McKinnon, former CEO of the company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the investor can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. As of the December 31, 2022, the related party has advanced to the Company $25,000 funds under the Note and there are no assurances if there will be additional amounts transferred. As of December 31, 2022, and 2021, the fair value as estimated by an independent external evaluation is $36,167 and $31,958 respectively, with a WACC of 30% and 25% respectively.

D.	Balances with related parties

	December 31,
	2022	2021
	In U.S. dollars in thousands
Assets:
Receivables Note 7(a)	-	137

Liabilities:
Employees and payroll accruals	268	46
Related party payables	140	-
Short term loan Note 7(b)	80	89
Convertible loan Note 7(c)	36	32

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7	-	RELATED PARTY BALANCES AND TRANSACTIONS

E.	Transactions with related parties

	Year ended December 31,
	2022	2021

	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including management fees and stock-based compensation, see Note 12)	1,356	595
AppYea’s Management fee participation	-	(60)
Financial income, net	-	2

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada/ See note 12 regarding salaries agreements.

On June 1, 2022, the Company signed a consulting agreement with GPIS LTD, an Israeli company controlled by Boris Molchadsky, for the services of S-1 filing consultation, management services and US development of company operations. The fee for its services is approximately $140,000, which will be paid in 3 installments. As of December 31, 2022 the 3 installments, aforementioned, had been fully paid.

F.	Purchase of IP and royalties to related party

See Note 5

NOTE 8 - CONVERTIBLE LOANS AND WARRANTS

Convertible Loans at Fair Value
$K
Opening Balance January 1, 2022 (including short term loans component from related party which is also convertible)	2,492
Additional convertible loans	526
Repayment of convertible loan	(18)
Finance income, net	(743)
Closing balance as of December 31, 2022	2,257

A. Warrants

During the year 2017, the Company granted 1,931,819 warrants. As of December 31, 2022 the Warrants expired and had been valued at nill.

On November 24, 2021, the Company granted 300,000 warrants to Investor 2, valued as of December 31, 2022, at $11,351. The expiry date of the warrants is on November 24, 2025. On May 09, 2022, the Company granted additional 300,000 warrants to Investor 2, valued as of December 31, 2022, at $11,679. The expiry date of the warrants is on May 09, 2026. See (b) below (“Investor 2”).

These warrants are converted with the same cashless exercise formula, in lieu of a cash exercise, equal to the number of Common Shares computed using the following formula: the number of Warrants multiplied by the difference between the market price and the exercise price, on the effective date of conversion, divided by the market price. As the numbers of shares to be issued for the exercise of the warrants is variable, the warrants have been measured at fair value.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

In order to calculate the fair value of the warrants, an option pricing model was used. The model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

The estimated fair values of the Warrants were measured according to the data as follows:

	As of December 31,
	2022	2021
Expected term	2.9-3.35	0.78-3.9
Expected average volatility	179%	185.45%-195.07%
Expected dividend yield	0%	0%
Risk-free interest rate	4.09%-4.15%	0.3%-1.1%
Common Stock Market Value	$0.043	$0.16

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding and Exercisable
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2022
300,000	2.9	0.043	$11,351
300,000	3.35	0.043	$11,679
8,334	2.9	0.6	$230
32,500	3.35	0.6	$992

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2021:

Warrants Outstanding and Exercisable
	Weighted Average Remaining
Number of Warrants	Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2021
1,931,819	0.78	0.1	$211,622
308,334	3.9	0.6	$48,270

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

B. Convertible loans (Hereinafter: CLA)

During the years 2017-2021, the Company entered into convertible loan agreement (“CLA “) contracts with several investors as detailed below.

The Convertible Promissory Notes will accrue interest at rates of 5% - 12% per annum, default interest at rates of 12%-24% per annum, which also convertible at the same terms as the loan.

Investor 1

CLA 1 (Issued by the company During March 2019 - January 2021)

The CLA is convertible into shares of the Company’s Common Stock at a per share price equal to the lesser of (i) $0.04, and (ii) the variable conversion price, which is defined as 65% of the lowest daily Volume Weighted Average Price (‘VWAP’) in the twenty (20) Trading Days prior to the Conversion Date. The Note has 5% annual interest rate. As of December 31, 2022, the Maturity date for the CLA above is June 30, 2023.

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Monte Carlo model and the Company assumptions regarding the expected conversion date. Using this model and assumptions, the fair value was evaluated for $756,963 and $1,918,376 as a current maturities of convertible loans on December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the estimated fair values of the Convertible Loan measured as follows:

	As of December 31,
	2021	2022
Expected term (in years)	1.09	0.5
Expected average (Monte Carlo) volatility	195.07%	169%
Expected dividend yield	-	-
Risk-free interest rate	0.7%	4.8%

CLA 2 (Issued by the Company at the year of 2021)

During the year 2021, the Company entered into a new CLA contract with Investor 1. In exchange for the CLA, the Company received an amount of $250,000. As of December 31, 2022 the maturity date of the CLA is June 30, 2023.

The CLA is convertible at a fair value measurement option at a price per share equal to the expected PPS at IPO event or the variable conversion price, which is defined as 60% of the lowest daily VWAP in the twenty (20) Trading Days prior to the Conversion Date, whichever yields the greatest number of shares.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Company assumptions regarding the expected conversion date. Using these assumptions, the fair value was evaluated, based on Monte Carlo model, for $555,039 and $318,156 as current maturities of convertible loans as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, and 2021, the estimated fair values of the Convertible Loan measured as follows:

	As of December 31,
	2022	2021
Expected term (in years)	0.5	1.875
Risk free rate	4.8%	-
Volatility	169%	-
WACC	-	25%

Investor 2

On November 24, 2021, the Company signed CLA, Warrants and SPA agreements with Investor 2 for an aggregate amount of $500,000. As of December 2021, the Company received the first tranche an amount of $110,000 out of the aggregate committed amount. on May 09, 2022, the second tranche of $390,000 was transferred to the Company. Upon receival of each tranche, the company issued to the investor 200,000 common shares in consideration of the note.The maturity date of the Note is the earlier of 12 months from the date of each advance or the date the Company closes on a registered public offering.

The Company’s obligations under the CLA are secured by a security interest in substantially all of its assets pursuant to a Security Agreement dated as of November 24, 2021, between it and the Company.

The Convertible Promissory Note will be convertible at a price equal to $0.5. The conversion component was evaluated separately from the loan.

On November 24, 2021 and May 09, 2022, the investment was evaluated as three separate components: Warrants, common shares, Loan (Part of the CLA) and conversion component. First, the independent valuation appraiser evaluated the Warrants and the stocks in Fair Value, and the residual attributed to the CLA components. As of December 31, 2022, Warrants were evaluated at $11,351 and $11,679 respectively, The CLA were evaluated at $108,126 and $585,284 respectively.

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

In addition, the warrants and the loan were evaluated because they identified as liabilities components. The conversion instrument was identified as an equity component; therefore, it was evaluated only as of the agreement day. In order to calculate the fair value of the CLA Loan the independent valuation appraiser used Company assumptions regarding to the expected conversion date and the expected return date of the principal amount and then capitalized the loan using the company’s WACC for each valuation date. Using this model and assumptions, the expected conversion amount was evaluated.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

On December 7, 2022, AppYea and Investor 2 signed a ‘First Amendment to Senior Secured Convertible Promissory Note’, in which the maturity date of the loan will be amended to be April 30, 2023. Additionally, as part of this agreement, the Company paid Leonite a payment of $30,000 to be applied as follows: $10,000 as an extension fee, $17,500 as partial payment of the balance due in connection with the first tranche, and $2,500 for legal fees.

As of December 31, 2022 and 2021 the Loan component was evaluated at $693,410 and $111,828 and presented as current maturities of convertible loans.

The estimated fair values of the CLA measured as follows:

	Year ended December 31,
	2022	2021
Expected term	0.4 years	0.87 years
WACC	30%	25%
Expected date to repay	May 9, 2023	November 24, 2022

Investor 3

On November 23, 2022, the Company signed CLA agreement with Investor 3 for an aggregate amount of $675,000. As of December 31, 2022, the Company received an amount of $68,000 out of the total amount.

The maturity date is November 23, 2023.

The Convertible Promissory Note will be convertible at a price equal 65% of the lowest trading price during the (10) days prior to the conversion date, with 35% discount. The Convertible Promissory Note was evaluated as a single component.

As of December 31, 2022 the Convertible Promissory Note was evaluated at $89,318 presented as current maturities of convertible loans.

Rest of the investors

During the year 2021, the Company signed additional CLA with an investor for the amount of $75,000.

The CLA is convertible at a price equal to the variable conversion price, which is defined as 65% of the highest daily VWAP in the ten (10) Trading Days prior to the Conversion Date. The maturity date of the CLA is January 29, 2023

The CLA was evaluated, based on the Monte Carlo model, as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used Company assumptions regarding the expected conversion date. Using Company WACC, the fair value was evaluated for $109,908 and $97,226 as current maturities of convertible loans as of December 31, 2022 and 2021, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the CLA measured as follows:

	As of December 31,
	2022	2021
Expected term	0.1 years	1.1 years
WACC	30%	25%

NOTE 9 - STOCKHOLDERS’ EQUITY

A.	Convertible Preferred Stock

Each convertible preferred A share is convertible into 1,500 shares of common stock and may be voted together with the common shares at a rate of 1,000 shares of common stock.

As of December 31, 2022 and 2021, 300,000 shares of the Company’s convertible preferred stock were issued and outstanding. There are 500,000 convertible preferred shares authorized.

On July 2, 2021, Boris Molchadsky, acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The acquisition of the Preferred Shares makes Boris Molchadsky the majority shareholder, with the Company’s voting control.

B.	Common Stock

As of December 31, 2022, and 2021, 220,930,798 and 218,246,326 shares of the Company’s common stock were issued and outstanding, respectively. There are 900,000,000 and 10,000,000,000 authorized common shares as of December 31, 2022 and 2021. The number of preferred and common shares outstanding were retroactively adjusted as a result of a reverse merger and reverse split (see E below).

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9	-	STOCKHOLDERS’ EQUITY )Cont.)

A.	On March 23, 2022, the Company issued all its stock payable and the shares to the former holders of SleepX, according to the stock exchange agreement, in exchange for their shares. All their shares were issued to IBI Trust Management to be held in trust for them, according to the Israeli tax ruling.

B.	During the first quarter of 2022 the company issued 10,482,659 of common shares as a result of the note conversions that occurred in the fourth quarter 2021, these shares were recorded in the outstanding shares of the company as of December 31, 2021, as part of the shares regarding the reverse merger.

C.	On March 14, 2022, the Company implemented a reverse Stock Split process of common and preferred shares at a ratio of two hundred (200) to one (1). The reverse split was reflected in this financial statement retroactively.

D.	On June 2, 2022, the Company issued 2,484,472 shares to Guerilla capital for its consulting services.

E.	On July 12, 2022, the Company issued 200,000 shares of the common stock to Investor 2.

NOTE 10 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2022	2021
	In U.S. dollars in thousands
Salaries and related costs (*)	1,356	528
Professional services	605	67
Vehicle expenses	10	7
Rent and building maintenance	1	5
Others	45	25
	2,017	632

During 2022 and 2021, an amount of $145,000 and $60,000, respectively, of the salaries paid by SleepX was allocated towards management fee charged to AppYea.

(*)	includes stock-based compensation of $1,049,379 and $485,096 respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 - COMMITMENT AND CONTINGENCIES

A)	On March 15, 2020, SleepX entered into license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to research, develop, manufacture use, market, distribute, offer for sale and sell the licensed products covered in the license agreement (the “Licensed Products”). The payment terms for the license agreement are as follows:

1.	Annual license fee – annual payments as follows:

Year	US$K
1-4	0
5	10
6	20
7	30
8	40
9-15	50

2.	Running royalties – 3% of all net sales received from the licensed products for a period of up to 15 years from initiation of sales in each state using licensed IP.
3.	Sublicense payments –

a.	25% of sublicense income received prior to attainment of all regulatory approval for marketing and sale of the licensed products in the first jurisdiction where the licensed products is intended to be sold.
b.	15% of sublicense income received after the date recorded in section (a) above, but prior to the first commercial sale of the licensed product.
c.	10% of sublicense income received after the date recorded in section (b) above.

4.	Milestone payment – payment of $60,000 upon the attainment of regulatory approval from applicable authority in USA or Europe to market and sell the licensed products.
5.	Exit Fee Varies according to its kind upon consummation of the Exit event.

In addition to the payment terms mentioned above, SleepX will reimburse the Licensors for all incurred in the filling, prosecution and maintenance of the licensor’s patents prior to the effective date. The amount of such expenses was $74,850 which was paid and are included in the financial statements.

B)	In addition, the Company’s obligations under the CLA with Investor 2 as mentioned above in Note 8, are secured by a security interest in substantially all of its assets pursuant to a Security Agreement dated as of November 24, 2021 between the investor and the Company.

C)	On April 2022, SleepX entered into an additional license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years (the “additional license agreement”). According to the additional license agreement, the Company will pay annual license fees according to the scheduled payments set forth in the additional license agreement.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFITS

A.	SleepX’s liability for severance pay is calculated according to Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”), pursuant to which Holdings’ severance pay liability to its employees is fully discharged by monthly deposits to pension fund accounts in the employees’ names, at a rate of 8.33% of the employees’ monthly salary. Under Israeli employment law, payments in accordance with Section 14 release from any future severance payment obligations in respect of those employees. The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of the cause of termination. The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

On July 1, 2021, SleepX has commenced the employment of 2 employees, the Chief Financial Officer and the Chairman who are both considered related party. Under the agreement with the employees, they are entitled to receive NIS 20,000 ($5,683) monthly salary (see also below). In addition, the Chief Financial Officer is entitled to Share-Based Compensation, according to the Company’s Global Share Incentive Plan. For a two-year period ending on June 30, 2023, the Chief Financial Officer is entitled to anti-dilution protection such that he is at all times entitled to options for 4% of the then total outstanding number of shares of common stock, after giving effect to the issuance of the option to him. The determination of options for additional shares to which he is entitled shall be determined on a monthly basis. As of December 31, 2022 and 2021 the Chief Financial Officer was entitled to 9,205,450 and to 9,093,597 options, respectively.

B.	The estimated fair values of the options granted were measured as follows:

Grant date	July 1, 2021
Expected term	2 years
Expected average volatility	187.7%
Expected dividend yield	-
Common Stock Value	$0.76
Risk-free interest rate	0.3%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - EMPLOYEE BENEFITS (cont.)

The table below depicts the number of options granted to such employee:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Chief Financial Officer	6,904,087	2,301,363	$0.0001	07.01.2031

For the years ended December 31, 2022 and 2021 the company recognized expenses, to such options, in the amount of $1,049,379 and $485,096, respectively. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

In addition, each of the employees is entitled to a success bonus of 1.5% of any capital raised up to a total raise of $10M and a success bonus of 1.0% of any revenues of the company up to accumulated revenues of $20M.

The salary of the employees shall increase following a successful funding raise in the following manner: (1) NIS 20,000 ($5,683) salary for an accumulated $500K-$1M capital raise; (2) additional NIS 10,000 ($2,842) for every additional $1M raise or a year after the commencement date, the earliest of which; the increase shall continue up to a NIS 72,000 ($20,460). AppYea absorbs 50% of the cost of the SleepX employees as management fees. As of December 31, 2022, the employees monthly gross salary raised to a total amount of NIS 40,000 (including the salary basis – as described above in Note 12A).

C.	On February 1, 2022, Neil Kline was appointed to the Company’s board of directors. The Company granted Mr. Kline an option to purchase up to 500,000 shares of the Company’s common stock, valued at $39,998. Upon grant, the Options shall vest as follows: (i) 50% following 12 months from effective date and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ended April 30, 2023. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between her and the Company.

D.	On January 1, 2022, Amir Geva was appointed to the Company’s board of directors. The Company granted Mr. Geva an option to purchase up to 500,000 shares of the Company’s common stock, valued at $49,960. Upon grant, the Options shall vest as follows: (i) 50% following 12 months from effective date and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ended March 31, 2023. The Option shall be exercisable at a per share exercise price of $0.001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Geva and the Company.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 - TAXES ON INCOME

A.	Taxation under Various Laws

The tax rate applicable to SleepX Ltd. and Ta-nooma Ltd. is 23%.

Federal tax rate applicable to AppYea Inc. is 21%.

B.	Net operating losses carryforward

The net operating losses for SleepX and Ta-nooma as of December 31, 2022 amount to approximately $819,000 and $2,454, respectively. The net operating losses for SleepX and Ta-nooma as of December 31, 2021 amount to approximately $232,000 and $40,000, respectively. The Company is evaluating the loss carryforward in AppYea as a result of the reverse merger, and therefore currently values them at $0.

C.	Income taxes on foreign subsidiaries

Foreign subsidiaries are taxed according to the tax laws in their respective country of residence. Neither Israeli income taxes, foreign withholding taxes nor deferred income taxes were provided in relation to undistributed earnings of the Company’s foreign subsidiaries. This is because the Company has the intent and ability to reinvest these earnings indefinitely in the foreign subsidiaries and therefore those earnings are continually redeployed in those jurisdictions.

D.	Income tax expenses

Income tax expense for the years ended December 31, 2022 and 2021 are as follows:

December 31,
	2022	2021

Current income tax	-	-
Deferred taxed	-	-
	-	-

E.	Tax Assessments

The Company have not received final tax assessments for income tax purposes since incorporation.

28

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 -TAXES ON INCOME (CONT.)

F.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2022	2021
	In U.S. dollars in thousands
Deferred tax assets:
Net operation loss carryforward	178	64

Net deferred tax asset before valuation allowance	178	64
Valuation allowance	(178)	(64)

Net deferred tax asset	-	-

The Company has a valuation allowance against its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

NOTE 14 - SUBSEQUENT EVENTS

A.	On January 1, 2023, the company engaged with Ron Mekler as a board member. For his services he was granted stock option under ESOP to purchase 500,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), valued at $21,498. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

B.	During January 2023, Investor 2 converted a total principal amount of $72,222.5 from the first tranche of the note, for 2,500,000 ordinary shares in total. Following the conversion, the company reached the following understanding with the Investor: (i) the note shall be amended so that the Fixed Conversion Price is $0.022, (ii) the Note shall be increased by $7,500, (iii) if any portion of the balance due under the Note remains outstanding on April 30, 2023, an extension fee equal to 15% of such outstanding balance shall be added to it. (iv) The Maturity Date with respect to all Tranches advanced under the Note shall be amended to be July 31, 2023. (v) several sale limitations on trading during the period beginning on the Effective Date and ending on the Amended Maturity Date. (Note 8 – Investor 2).

C.	On February 1, 2023, the company engaged with Adi Shemer as a board advisor. For his services he was granted stock option under ESOP to purchase 1,000,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), valued at $20,498. Upon grant, the Options vest as follows: (i) 33% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive fiscal quarters, beginning with the quarter ending April 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Shemer and the Company.

D.	On March 1, 2023, the CLA of $75,000 principal amount was converted into 5,384,616 shares (Note 8 – rest of the investors).

E.	During the first quarter of 2023 Investor 3 lend the company a total principal amount of $152,750 under the signed agreement (Note 8 – Investor 3).

