Form 10-Q
period 2023-03-31
APPYEA, INC
filed 2023-05-15
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2023; or

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

As of May 15, 2023, there were outstanding 229,565,414 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

March 31, 2023

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	100	60
Other accounts receivables	18	19
Total current assets	118	79

Non-current assets
Property and equipment, net	1	2
Intangible assets. net	118	124
Total non-current asset	119	126

Total assets	237	205

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	38	67
Other accounts payable and related party payables	423	340
Short-term loans from related party	80	80
Convertible loans from related party	37	36
Short-term loans	620	693
Convertible loans measured at fair value	1,436	1,528
Warrants liability	14	24
Total current liabilities	2,648	2,768
Total liabilities	2,648	2,768

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value
Common stock, $0.0001 par value	22	21
Stock payables	28	27
Additional Paid in Capital	2,351	1,912
Accumulated deficit	(4,798)	(4,509)
Total AppYea Inc. stockholders’ deficiency	(2,397)	(2,549)
Non-controlling interests	(14)	(14)

Total Deficiency	(2,411)	(2,563)

Total liabilities and deficiency	237	205

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the three months ended March 31,
	2023	2022
	Unaudited	Unaudited

Research and development expenses	9	25
Sales and marketing	-	8
General and administrative expenses	427	447

Operating loss	(436)	(480)

Change in fair value of convertible loans and warrant liability	166	1,248

Financial expenses, net	(19)	16)

Net income (loss)	(289)	752

Net income (loss) attributable to AppYea Inc.	(289)	752

Net Income (Loss) per Common Share

Basic	(0.001)	0.003
Diluted	(0.001)	0.001

Weighted Average number of Common Shares Outstanding

Basic	225,248,108	218,246,326
Diluted	225,248,108	691,754,200

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid in	Stock	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Capital	Payables	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2023	300,000		220,930,798	21	1,912	27	(4,509)	(2,549)	(14)	(2,563)

Share based Compensation	-	-	-	-	279	-	-	279	-	279
Net Income	-	-	-	-	-	-	(289)	(289)	-	(289)
Stock Payables	-	-	-	-	-	1	-	1	-	1
Share issuance upon conversion of Convertible notes.	-	-	8,634,616	1	160	-	-	161	-	161

Balance as of March 31, 2023	300,000	-	229,565,414	22	2,351	28	(4,798)	(2,397)	(14)	(2,411)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Capital	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2022	300,000		218,246,326	21	768	(3,205)	(2,416)	(14)	(2,430)

Share based Compensation	-	-	-	-	252		252	-	252
Net Income	-	-	-	-	-	752	752	-	752

Balance as of March 31, 2022	300,000	-	218,246,326	21	1,020	(2,453)	(1,412)	(14)	(1,426)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The Three Months Ended March 31,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net income (loss)	(289)	752
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	6	6
Share based compensation	279	252
Financial income, net, including changes in fair value of convertible loans and warrants	(147)	(1,235)
Changes in operating assets and liabilities:
Other current assets	1	2
Accounts payables	74	96
Accounts payables – related party	(21)	-

Net cash used in operating activities	(97)	(127)

Cash flows from financing activities:
Proceeds from convertible Note received less issuance expenses	141	-

Net cash provided by financing activities	141	-

Foreign exchange on Cash and cash equivalents	(4)	-
Change in cash and cash equivalents	40	(127)
Cash and cash equivalents at beginning of period	60	206

Cash and cash equivalents at end of period	100	79

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

On August 2, 2021, the Company entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the issued common shares of AppYea. As a result, SleepX became a wholly owned subsidiary of the Company. On December 31, 2021, the terms of the agreement were fulfilled; however, the issuance of the shares to SleepX shareholders, due to administrative matters, was completed in March 2022 after the Company completed a reverse stock split. The shares that were issued represented in the 2021 financial statements.

As a result of the transaction mentioned above, as of March 31, 2023, Mr. Molchadsky controls approximately 71.4% of the total voting power of AppYea.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL (cont.)

Financial position

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations and is dependent upon external sources for financing its operations. As of March 31, 2023 and December 31, 2022, the Company has a stockholders’ deficiency of $2,397,000 and $2,549,000, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining the adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2022 from which the accompanying condensed consolidated balance sheet dated December 31, 2022, was derived. The accounting policies implemented in the interim financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2022, except of the following accounting pronouncement adopted by the Company.

Recently Issued Accounting Pronouncements, not yet adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A. Loan from related party

During December 2022, Boris Molchadsky lent to the Company a total amount of NIS 80,000 ($22,734). The loan bears interest at an annual rate of 5%.

B. Short-term loans from related parties

During 2021, SleepX borrowed from Nexense an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (2.9% in 2023).

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of March 31, 2023, the loan balance amounted to NIS 115,725 ($32,012).

C. Convertible loans related party

On August 22, 2021, Evergreen Venture Partners LLC, owned by Douglas O. McKinnon, former CEO of the Company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the investor can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. As of March 31, 2022, the related party has advanced to the Company $25,000 funds under the Note and there will be no additional amounts transferred. As of March 31, 2023, the Company estimated the loan at $36,925.

D. Balances with related parties

	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	206	268
Related party payables	120	140
Short term loan	80	80
Convertible loan	37	36

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (cont.)

E. Transactions with related parties

	For the three months ended March 31,
	2023	2022
	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $272,000 and $252,000, respectively)	309	297

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,257	2,257
Warrants		-	24	24

March 31, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,093	2,093
Warrants		-	14	14

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans changes consist of the following as of March 31, 2023 and December 31, 2022:

	Convertible Loans at Fair Value
	March 31, 2023	December 31, 2022
	$000
Opening Balance, (including short term loans from related party which is also convertible)	2,257	2,492
Additional convertible loans (a)	153	526
Repayment of convertible loan (b)	-	(18)
Conversion of convertible loan (c)	(161)	-
Change in fair value of convertible loans liability	(156)	(743)
Closing balance	2,093	2,257

(a)	During the quarter ended March 31, 2023, and the year ended December 31, 2022, the Company received a principal amount of $152,750 and $526,826 respectively. The amount received during the quarter is convertible at a price equal 65% of the lowest trading price during the (10) days prior to the conversion date, with 35% discount.

(b)	During the quarter ended March 31, 2023, and the year ended December 31, 2022, the Company repaid nill and $17,500, respectively.

(c)	During the quarter ended March 31, 2023, and the year ended December 31, 2022, a total amount of $161,473 and $0 respectively, were converted into 8,634,616 shares of common stock.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of March 31,	As of December 31,
	2023	2022
Expected term (in years)	0.25-0.34	0.5
Expected average (Monte Carlo) volatility	150%	169%
Expected dividend yield	-	-
Risk-free interest rate	4.9%-5%	4.8%
WACC	30%	30%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2022
300,000	2.9	0.043	$11,351
300,000	3.35	0.043	$11,679
8,334	2.9	0.6	$230
32,500	3.35	0.6	$992

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2023:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of March 31, 2023
300,000	2.65	0.022	$6,448
300,000	3.11	0.022	$6,671
8,334	2.65	0.6	$108
32,500	3.11	0.6	$492

The estimated fair values of the Warrants were measured according to the data as follows:

	As of March 31,	As of December 31,
	2023	2022
Expected term	2.65-3.11	2.9-3.35
Expected average volatility	178%	179%
Expected dividend yield	-	-
Risk-free interest rate	3.8%-3.9%	4.09%-4.15%
Common Stock Market Value	$0.022	$0.043

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION

A.	The table below depicts the number of options granted to such employee:

	Three months ended March 31, 2023
	Number of	Weighted average exercise price
	options	in USD

Options outstanding at January 1, 2023	10,846,284	$0.0001
Options granted during the period *)	1,859,776	$0.0001
Options outstanding at the end of period	12,706,060	$0.0001
Options exercisable at the end of period	9,510,407	$0.0001

B.	The estimated fair values of the options granted to directors and employees were measured using Black and Scholes Model based on the following assumptions:

Grant date	July 1, 2021	January 2022	Q1 2023
Vesting period	2 years	2 years	2-3 years
Expected average volatility	187.7%	187.7%	187.7%
Expected dividend yield	-	-	-
Common Stock Value	$0.76	$0.01-$0.08	$0.02-$0.04
Risk-free interest rate	0.3%	1.81%	3.88%-3.39%

For the three months ended March 31, 2023 and 2022 the company recognized expenses, to such options, in the amount of $279,000 and $252,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to our Chief Financial Officer and advisors The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On January 1, 2023, the company engaged Ron Mekler as a board member. For his services he was granted stock option to purchase 500,000 of the Company’s common stock, valued at $21,498. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

B.	On February 1, 2023, the company engaged with Adi Shemer as a board advisor. For his services he was granted stock option to purchase 1,000,000 of the Company’s common stock, valued at $20,498. Upon grant, the Options vest as follows: (i) 33% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive fiscal quarters, beginning with the quarter ending April 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Shemer and the Company.

C.	During the quarter, the company signed an amendment with a Principal $437,190 CLA lender the following understandings: (i) the note shall be amended so that the Fixed Conversion Price is $0.022, (ii) the Note shall be increased by $7,500, (iii) if any portion of the balance due under the Note remains outstanding on April 30, 2023, an extension fee equal to 15% of such outstanding balance shall be added to it. (iv) The Maturity Date with respect to all Tranches advanced under the Note shall be amended to be July 31, 2023. (v) several sale limitations on trading during the period beginning on the Effective Date and ending on the Amended Maturity Date. The warrant exercise price was adjusted accordingly. Since this amendment was known already in December 2022 its results were included in the fair value as of 31.12.2022.

NOTE 7 - SUBSEQUENT EVENTS

SleepX LTD, the company subsidiary, has been granted a patent (US20150119741A1) by the United States Patent and Trademark Office, titled: “Apparatus and Method for Diagnosing Sleep Quality.” The patent extends through February 2036, and provides broad coverage in the field of sleep monitoring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023/ As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

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

Year	Amount ($)
6	$40,000
7	$60,000
8	$80,000
9-15	$100,000

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

Results of Operations

Comparison of the Three Ended March 31, 2023 to the Three Months Ended March 31, 2022

	For the three- months period ended March 31
	2023	2022

Research and development expenses	9,000	25,000
General and administrative expenses	427,000	447,000

Financing expenses, net	19,000	16,000

Loss for the period	289,000	752,000

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses decreased from $25,000 to $9,000 during the three months ended March 31, 2022 and 2023, respectively. The decrease is primarily attributable to investment in intellectual property and development of our products.

General and Administrative Expenses. General and administrative expenses decreased from $447,000 to $427,000 during the three months ended March 31, 2022 and 2023, respectively. The decrease is primarily attributable to salary and professional services expenses, of which $279,000 were non-cash stock based compensation expenses resulting from options awards to our Chief Financial Officer and advisors.

Loss. Loss for the three months ended March 31, 2022 and 2023, was $752,000 and $289,000 respectively, and is primarily attributable to non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception and through the date of the Acquisition, we have funded our operations from a combination of loans and sales of equity instruments.

As of March 31, 2023, we had a total of $100,000 in cash resources and approximately $2,648,000 of liabilities, consisting of $2,648,000 of current liabilities from financing.

(a) During the quarter, the company received a principal amount of $152,750 from Investor 3, and a total amount of $161,473 from the company notes were converted into shares.

The company has experienced operating losses since its inception and had a total accumulated deficit of $4,798,000 as of March 31, 2022. The company expects to incur additional costs and require additional capital. We have incurred losses in nearly every year since its inception. These losses have resulted in significant cash used in operations. During the quarters ended March 31, 2023 and 2022, our cash used in operations was approximately $97,000 and $127,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the quarters ended March 31, 2023 and 2022 respectively (in thousands):

	For the three ended
	March 31, 2023	March 31, 2022
	US Dollars (In thousands)
Net cash used in operating activities	$97	127
Net cash used in investment activities	-	-
Net cash provided by Financing Activities (income)	$(141)	-

We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan. Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through July 31st, 2023.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,397,000 and a working capital deficit of $2,530,000 at March 31, 2023 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended March 31, 2023 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in such registration statement.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter, we issued to two investor an aggregate of 8,634,616 shares of our common stock upon conversion of $161,473 in outstanding convertible loans.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.

(Registrant)

By:	/s/ Barry Molchadsky	By:	Asaf Porat
	Barry Molchadsky		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 15, 2023		Date: May 15, 2023

