Form 10-Q
period 2023-06-30
APPYEA, INC
filed 2023-08-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2023; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 000-55403

APPYEA, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16 Natan Alterman St, Gan Yavne, Israel
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

As of August 14, 2023, there were outstanding 240,321,157 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

June 30 June 30, 2023

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30,	December 31,
	2023	2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	47	60
Other accounts receivables	43	19

Total current assets	90	79

Non-current assets
Property and equipment, net	1	2
Intangible assets, net	113	124
Total non-current assets	114	126

Total assets	204	205

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	38	67
Other accounts payable and related party payables	511	340
Short-term loans from related party	79	80
Convertible loans from related party	38	36
Convertible Short-term loans at fair value	233	693
Convertible loans at fair value	1,416	1,528
Warrants liability	231	24

Total liabilities	2,546	2,768

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	22	21
Stock Payables	74	27
Additional Paid in Capital	2,716	1,912
Accumulated deficit	(5,140)	(4,509)
Total AppYea Inc. stockholders’ deficiency	(2,328)	(2,549)
Non-controlling interests	(14)	(14)

Total Deficiency	(2,342)	(2,563)

Total liabilities and deficiency	204	205

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited

Research and development expenses	7	17	16	42
Sales and marketing	2	3	2	1 1
General and administrative expenses	440	632	867	1,079

Operating loss	(449)	(652)	(885)	(1,132)

Change in fair value of convertible loans and warrant liability	95	(125)	261	1,123
Financial income (expenses), net	12	(30)	(7)	(46)
Loss before income tax benefit	(342)	(807)	(631)	(55)

Income tax benefit	-	-	-	-

Net loss	(342)	(807)	(631)	(55)

Net Loss attributable to AppYea Inc.	(342)	(807)	(631)	(55)

Loss per Common Share

Basic	0	(0.003)	0	0
Diluted	0	(0.003)	0	0

Weighted Average number of Common Shares Outstanding basic and diluted	234,943,286	219,074,483	230,272,456	218,660,405

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
						Unaudited
Balance as of January 1, 2023	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

Share issuance upon conversion of Convertible notes	-	-	19,390,359	1	-	242	-	243	-	243
Stock payables	-	-	-	-	47	-	-	47	-	47
Share based compensation	-	-	-	-	-	562	-	562	-	562
Net loss	-	-	-	-	-	-	(631)	(631)	-	(631)

Balance as of June 30, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
						Unaudited
Balance as of January 1, 2022	300,000	-	218,246,326	21		768	(3,205)	(2,416)	(14)	(2,430)

Issuance of shares to service providers	-	-	2,484,472	-		80	-	80	-	80
Stock payables	-	-	-	-	28		-	28	-	28
Share based compensation	-	-	-	-		508	-	508	-	508
Net loss	-	-	-	-		-	(55)	(55)	-	(55)

Balance as of June 30, 2022	300,000	-	220,730,798	21	28	1,356	(3,260)	(1,855)	(14)	(1869)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
						Unaudited
Balance as of April 1, 2023	300,000	-	229,565,414	22	28	2,351	(4,798)	(2,397)	(14)	(2,411)

Share issuance upon conversion of Convertible notes	-	-	10,755,743	-		83	-	83	-	83
Stock payables	-	-	-	-	46		-	46	-	46
Share based compensation	-	-	-	-		282	-	282	-	282
Net loss	-	-	-	-		-	(342)	(342)	-	(342)

Balance as of June 30, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
						Unaudited
Balance as of April 1, 2022	300,000		218,246,326	21	-	1,020	(2,453)	(1,412)	(14)	(1,426)

Issuance of shares to service providers	-	-	2,484,472	-		80	-	80	-	80
Stock payables	-	-	-	-	28		-	28	-	28
Share based compensation	-	-	-	-		256	-	256	-	256
Net loss	-	-	-	-		-	(807)	(807)	-	(807)

Balance as of June 30, 2022	300,000	-	220,730,798	21	28	1,356	(3,260)	(1,855)	(14)	(1869)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The six Months Ended
	June 30,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net loss	(631)	(55)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	12
Share based compensation	570	603
Change in fair value of convertible loans and warrant liability and financial expenses	(261)	(1,077)
Changes in operating assets and liabilities:
Other current assets	(24)	(9)
Accounts payable	76	124
Accounts payables – related party	66	-

Net cash used in operating activities	(192)	(402)

Cash flows from financing activities:
Proceeds on account of Stock Payables	40	13
Proceeds from convertible Note received less issuance expenses	141	368
Issuance of warrants measured at FV	-	9

Net cash provided by financing activities	181	390

Effect of foreign exchange on cash and cash equivalents	2	(5)
Change in cash and cash equivalents	(9)	(17)
Cash and cash equivalents at beginning of period	60	206

Cash and cash equivalents at end of period	51	189

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

The Company’s common stock is traded on the OTC Markets, pink tier, under the symbol “APYP”.

Reverse merger

In anticipation of the reverse merger described below, on July 2, 2021, Boris Molchadsky a majority shareholder of the Company, acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote at 1,000 to 1 as shares of common stock and are convertible at a rate of 1,500 to 1 as shares of common stock of the Company. The acquisition of the Preferred Shares provided Boris Molchadsky control of a majority of the Company’s voting equity capital.

On August 2, 2021, the Company entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the common shares issued of AppYea. As a result, SleepX became a wholly owned subsidiary of the Company. On December 31, 2021, the terms of the agreement were fulfilled; however, the issuance of the shares to SleepX shareholders, due to administrative matters, was completed in March 2022 after the Company completed a reverse stock split. The shares that were issued are represented in the 2021 financial statements.

As of the result of the transactions mentioned above, Mr. Molchadsky controls approximately 71.4% of the total voting power of AppYea as of June 30, 2023 .

SleepX is an Israeli research and development company that has developed a unique product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents and, subject to raising working capital, of which no assurance can be provided, the Company plans to start serial production in Q4 2023. The Company will focus on further development and commercialization of the products. Its strategy will include continued investment in research and development and new initiatives in sales and marketing.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL (cont.)

Financial position

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations and is dependent upon external sources for financing its operations. As of June 30, 2023, and December 31, 2022, the Company has a stockholders’ deficiency of $2,328,000 and $2,549,000, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2022. The accounting policies implemented in the interim financial statements is consistent with the accounting policies implemented in the annual financial statements as of December 31, 2022, except of the following accounting pronouncement adopted by the company.

Recently Issued Accounting Pronouncements

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A. Loan from related party

During December 2022, Boris Molchadsky lent to the Company a total amount of NIS 80,000 ($22,734). The loan bears interest at an annual rate of 5%. The loan was fully repaid during the first and second quarters, 2023.

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

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of June 30, 2023, the loan balance amounted to NIS 115,725 ($31,277).

C. Convertible loans from related party

On August 22, 2021 Evergreen Venture Partners LLC, owned by Douglas O. McKinnon, principle stockholder of the Company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the note holder can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. As of June 30, 2022, the related party has advanced to the Company $25,000 funds under the Note and there are no assurances if there will be additional loans. As of June 30, 2023, the principal plus interest is estimated by the company as $29,025    .

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (cont.)

D. Balances with related parties

	June 30, 2023	December 31, 2022
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	185	268
Related party payables	206	140
Short term loan	79	80
Convertible loan	38	36

E. Transactions with related parties

	Six months ended June 30,
	2023	2022
	In U.S. dollars in thousands

Expenses:
Management fee to the Company’s CEO	90	35
Salaries and related cost *)	614	593

*)	Including share-based compensation for the six months ended June 30, 2023 and 2022 in the amount of $526,000 and $487,000, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,257	2,257
Warrants		-	24	24

June 30, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	1,687	1,687
Warrants		-	231	231

The Convertible Loans changes consist of the following as of June 30, 2023 and December 31, 2022:

	Convertible Loans at Fair Value
	June 30, 2023	December 31, 2022
	$000
Opening Balance	2,257	2,492
Additional convertible loans (a)	153	526
Repayment of convertible loan (b)	-	(18)
Conversion of convertible loan (c)	(243)	-
Change in fair value of convertible loans liability	(480)	(743)
Closing balance	1,687	2,257

(a)	During the six months ended June 30, 2023, and the year ended December 31, 2022, the Company received a principal amount of $152,750 and $526,826 respectively. The amount received during the period is convertible at a price equal 65% of the lowest trading price during the (10) days prior to the conversion date, with 35% discount.

(b)	During the six months ended June 30, 2023, and the year ended December 31, 2022, the Company repaid nill and $17,500, respectively.

(c)	During the six months ended June 30, 2023, and the year ended December 31, 2022, a total amount of $242,538 and $0 respectively, were converted into 19,390,359 shares of common stock.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of June 30,	As of December 31,
	2023	2022
Expected term (in years)	1-1.5	0.5
Expected average (Monte Carlo) volatility	171%	169%
Expected dividend yield	-	-
Risk-free interest rate	5.2%-5.4%	4.8%
WACC	30%	30%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding and Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Valuation as of
Warrants	(in years)	Exercise Price	December 31, 2022
300,000	2.9	0.043	$11,351
300,000	3.35	0.043	$11,679
8,334	2.9	0.6	$230
32,500	3.35	0.6	$992

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2023:

Warrants Outstanding and Exercisable
Number of		Weighted Average Remaining Contractual life	Weighted Average	Valuation as of
Warrants		(in years)	Exercise Price	June 30, 2023
300,000		2.41	0.022	$1,794
300,000		2.86	0.022	$1,955
8,334		2.41	0.6	$23
32,500		2.86	0.6	$116
7,000,000	*	1.00	0.04	$227,014

During the quarter the company issued a new warrant to an Additional Third Party Note holder. See Note 6-H.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Warrants were measured according to the data as follows:

	As of June 30,	As of December 31,
	2023	2022
Expected term	2.41-2.86	2.9-3.35
Expected average volatility	172.17%-174%	179%
Expected dividend yield	-	-
Risk-free interest rate	4.54%-4.74%	4.09%-4.15%
Common Stock Market Value	$0.009	$0.043

NOTE 5 - STOCK BASED COMPENSATION

A.	The table below depicts the number of options granted to consultants and employees:

	Six months ended June 30, 2023
	Number of options	Weighted average exercise price in USD

Options outstanding at January 1, 2023	10,846,284	$0.0001
Options granted during the period	3,532,290	$0.0001
Options outstanding at the end of period	14,378,574	$0.0001
Options exercisable at the end of period	11,550,240	$0.0001

B.	The estimated fair values of the options granted to directors and employees were measured using Black and Scholes Model based on the following assumptions:

Grant date	July 1, 2021	January 2022	Q1-Q2’2023
Vesting period	2 years	2 years	0.25-3 years
Expected average volatility	187.7%	187.7%	178%-187.7%
Expected dividend yield	-	-	-
Common Stock Value	$0.76	$0.01-$0.08	$0.01-$0.02
Risk-free interest rate	0.3%	1.81%	3.39%-3.98%

For the six months ended June 30, 2023 and 2022 the company recognized expenses, to such options, in the amount of $562,000 and $507,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to our Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD

A-	On January 1, 2023, the company engaged Ron Mekler as a board member. For his services he was granted stock option to purchase 500,000 of the Company’s common stock, valued at $21,498. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

B-	On February 1, 2023, the company engaged with Adi Shemer as a board advisor. For his services he was granted stock option to purchase 1,000,000 of the Company’s common stock, valued at $20,498. Upon grant, the Options vest as follows: (i) 33% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive fiscal quarters, beginning with the quarter ending April 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Shemer and the Company.

C-	During the first quarter, the company signed an amendment with a Principal $437,190 CLA lender the following understandings: (i) the note shall be amended so that the Fixed Conversion Price is $0.022, (ii) the Note shall be increased by $7,500, (iii) if any portion of the balance due under the Note remains outstanding on April 30, 2023, an extension fee equal to 15% of such outstanding balance shall be added to it. (iv) The Maturity Date with respect to all Tranches advanced under the Note shall be amended to be July 31, 2023. (v) several sale limitations on trading during the period beginning on the Effective Date and ending on the Amended Maturity Date. The warrant exercise price was adjusted accordingly. Since this amendment was known already in December 2022 its results were included in the fair value as of 31.12.2022.

D-	On May 1, 2023, the company engaged a consultant for management of CRM system and marketing campaigns. In consideration, the consultant was granted stock options to purchase 500,000 of the Company’s common stock, valued at $7,489. Upon grant, the Options vest as follows: (i) 33% following 12 months anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive quarters, beginning with the quarter ending April 30, 2024. The Option shall be exercisable, for a period of 2 years after reaching full vesting, at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between the consultant and the Company.

E-	On June 1, 2023, the company engaged a consultant for its digital marketing effort. For his services the consultant was granted stock options to purchase 500,000 of the Company’s common stock, valued at $5,414. Upon grant, the Options vest on a monthly basis over a period of 3 months from grant. The Option shall be exercisable for a period of two years following vesting, at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between the consultant and the Company.

F-	On June 14, 2023, SleepX Ltd, the Company’s subsidiary, was granted a patent (US20150119741A1) by the United States Patent and Trademark Office, titled: “Apparatus and Method for Diagnosing Sleep Quality.” The patent extends through February 2036, and provides broad coverage in the field of sleep monitoring.

G-	On June 18 2023, the holders of the majority (the “Majority Holders”) of the Company outstanding convertible Preferred Series A Shares par value $0.0001 per share (the “Preferred Shares”) agreed to provide that each Preferred Share shall have voting rights equal to 3,000 shares of the Company’s Common Stock which may be vote at any meeting or any action of the Company shareholders at which the holders of the Common Stock are entitled to participate.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD (Cont.)

H-	In connection with Note 7-C, the holder of the Additional Third Party Note agreed to extend the maturity date of such note to June 30, 2024 and to not convert such note during such period. In consideration thereof, the Company agreed with the holder that in the event that on June 30, 2024 the preceding 90 day VWAP is less than $0.04 (the “90 day VWAP”), then the Company will issue to the holder additional shares of the Company’s common stock where the number of shares is determined by quotient of (i) the spread below $0.04 times seven million shares divided by the 90 day VWAP. Solely for the purposes of illustration, if the 90-day VWAP is $0.03 the holder of the Additional Third Party Note would be issued an additional 2,333,333 shares [$0.01 X 7,000,000 / $0.03].

NOTE 7 - SUBSEQUENT EVENTS

A-	On July 1, 2023, Asaf Porat, our CFO, was granted stock options to purchase 10,237,740 of the Company’s common stock, valued at $92,102. Upon grant, the Options vest over a period of 24 months, on a monthly basis. The Option is exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement between Mr. Porat and the Company. In addition, subject to the investment in the Company, Mr. Porat shall be entitled to an additional 14,500,000 common shares on December 31, 2023.

B-	On July 7, 2023, the Board of Directors appointed Adi Shemer as Chief Executive Officer (“CEO”) of the Company, effective immediately. Mr. Shemer has been working with the Company since February 2023 as a consultant. In connection with his appointment as CEO, Mr. Shemer and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Agreement”) setting forth the terms of his employment and compensation. Under the Agreement, Mr. Shemer is entitled to monthly salary of 40,000 NIS (equivalent to $10,810 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, Mr. Shemer is also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either Mr. Shemer or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

Under the Agreement, Mr. Shemer was awarded options under the Company’s employee stock option plan for 11,500,000 shares of the Company’s common stock at a per share exercise price of $0.0001, vesting over a period of 30 months, on a quarterly basis, beginning with the quarter ending September 30, 2023, provided that Mr. Shemer continues in the employ of SleepX and continues to provide CEO services to the Company. At the end of the 30-month period, Mr. Shemer is entitled to options for an additional 11,500,000 shares at the same exercise price provided he has been in the continuous employ of SleepX. The options are exercisable through July 2033. In connection with the consulting services rendered prior to his appointment as CEO, he was awarded options for 1,000,000 shares of the Company’s common stock, exercisable through July 2033 at a per share exercise price of $0.0001 per share, all of which have vested.

C-	In June 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with a qualified investor (the “Investor”), pursuant to which the Company agreed to issue and sell (the “Offering”) an aggregate of 13,300,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) at a per share purchase price of $0.01, and Common Stock purchase warrants, exercisable for a two year period from the date of issuance, to purchase up to an additional 13,300,000 shares of Common Stock at a per share exercise price of $0.04 (the “Warrants”). The subscription agreement was closed on July 19, 2023. As of June 30, 2023, the Company received $40,000 out of aggregate gross proceeds of $133,000 received by the end of July 2023.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS (Cont.)

The subscription proceeds are being used by the Company to complete the IOS design and development of its biofeedback snoring treatment wristband (the “Snoring Treatment Device”) as well as general corporate matters. While not legally obligated, the Investors informally indicated that they would invest during the third quarter of 2023 an additional $266,000 by the purchase of additional shares of Common Stock and Warrants on the same terms as the initial investment, to be utilized towards the completion of the design and development and readying for commercialization of the Snoring Treatment Device.

Subject to the satisfactory operation of the Snoring Treatment Device as determined by the Investor, the Investor informally indicated that it would invest an additional $950,000 within a nine-month period by the purchase of additional shares of Common Stock and Warrants on the same terms as the initial investment. No assurance can be provided that the Investors will in fact provide the additional investments as indicated.

The Investor and other unaffiliated entities (collectively, the “Purchasers’) purchased from Leonite Fund LP and Diagonal Lending LLC outstanding convertible promissory notes issued by the Company in the aggregate amount of $724,658. Following the purchase of these outstanding notes, the Purchasers agreed to amend the terms of the notes to extend the maturity date of each note to December 31, 2024 and to amend the conversion price thereof to $0.00561 (in the case of note purchased from Leonite Funding LP) and $0.005 (in the case of the note purchased from Diagonal Lending LLC). In addition, the Purchasers agreed to not convert the notes purchased until the earlier of June 30, 2024 and such time as the Purchasers complete the purchase of an additional outstanding promissory note issued by the Company to an unrelated third party in the aggregate amount of $720,000 (the “Additional Third Party Note”).

In connection with the purchase from Leonite of the Note by the Purchasers, the 600,000 Warrants previously issued to Leonite were cancelled.

D-	On July 25, 2023, SleepX Ltd, our subsidiary, was granted a patent (US 11672472 B2) by the United States Patent and Trademark Office, titled: “Methods and systems for estimation of obstructive sleep apnea severity in wake subjects by multiple speech analyses.” The patent extends through December 2038, and provides broad coverage in the field of sleep monitoring.

E-	On July 26, 2023, Mr. Boris Molchadsky, our Chairman, sold 2,307 Series A convertible preferred stocks.

F-	On August 4, 2023, the aforementioned Purchasers completed the purchase of 66,868 Series A convertible preferred stocks.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on June 30, 2023/ As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

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

Currently available anti-snoring devices consist mainly of oral appliances that are recommended for use by patients suffering from snoring or obstructive sleep apnea. These appliances are put before sleep and have a simple function of pushing either the lower jaw or the tongue forward. This keeps the epiglottis parted from the uvula and prevents the snoring sound created by the vibration of soft tissues of palate.

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

Recent Corporate History

Reverse Merger

On August 2, 2021, AppYea entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the majority shareholder of AppYea, our chairman Barry Molchadsky. Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the common shares issued of AppYea. The agreement was subject to certain terms before the agreement could be closed. On December 31, 2021, the agreement was consummated as the terms of the agreement were fulfilled; As a result, SleepX became a wholly owned subsidiary of the Company. The issuance of the shares to SleepX shareholders, due to administrative matters was completed in March 2022 after the Company completed a reverse stock split.

In anticipation of the reverse merger described below, on July 2, 2021, Boris Molchadsky a majority shareholder of the Company, acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote 3,000 to 1 as shares of common stock and are convertible into 1,500 to 1 of the shares of common stock of the Company. The acquisition of the Preferred Shares provides Boris Molchadsky control of a majority of the Company’s voting equity capital.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

	For the three- months period ended June 30		For the Six- months period ended June 30
	2023	2022	2023	2022
	U.S dollars
Research and development expenses	7,000	17,000	16,000	42,000
General and administrative expenses	440,000	632,000	867,000	1,079,000

Financial income (expenses), net	12,000	(30,000)	(7,000)	(46,000)

Loss for the period	(342,000)	(807,000)	(631,000)	(55,000)

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses decreased from $17,000 and $42,000 during the three and six months ended June 30, 2022 to $7,000 and $16,000, respectively, for the corresponding periods in 2023. The decrease in each of the three and six month periods is primarily attributable to decreased investment in intellectual property and development of our products.

General and Administrative Expenses. General and administrative expenses decreased from $632,000 and $1,079,000 for the three and six months ended June 30, 2022. to $440,000 and $867,000, respectively, for the corresponding periods in 2023. The decrease is primarily due to salary and professional services expenses, of which $526,000 were non-cash stock based non-cash compensation expenses resulting from options awards to our Chief Financial Officer and advisors.

Loss. Loss for the three months and six months ended June 30, 2023 was $342,000 and $631,000, respectively, and is primarily attributable to non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity instruments.

As of June 30, 2023, we had a total of $47,000 in cash resources and approximately $2,546,000 of liabilities, all of which are current liabilities from financing.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $5,140,000 as of June 30, 2023. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the fiscal quarters ended June 30, 2023 and 2022, our cash used in operations was approximately $192,000 and $402,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended June 30, 2023 and 2022 respectively:

	For the six months ended
	June 30, 2023	June 30, 2022
	US Dollars
Net cash used in operating activities	$192,000	402,000
Net cash used in investment activities	-	-
Net cash provided by Financing Activities (income)	$(181,000)	(390,000)

In June-July 2023, we raised an aggregate of $133,000 from the private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, in respect of the raise the investor is entitled to an aggregate 13,300,000 shares of our common stock and warrants for an identical number of shares. The subscription proceeds are being used to complete the IOS design and development of its biofeedback snoring treatment wristband (the “Snoring Treatment Device”) as well as general corporate matters. While not legally obligated, the investor informally indicated that it would invest during the third quarter of 2023 an additional $266,000 by the purchase of additional shares of Common Stock and Warrants on the same terms as the initial investment, to be utilized towards the completion of the design and development and readying for commercialization of the Snoring Treatment Device. Subject to the satisfactory operation of the Snoring Treatment Device as determined by the investor, the investor informally indicated that it would invest an additional $950,000 within a nine-month period by the purchase of additional shares of Common Stock and Warrants on the same terms as the initial investment. No assurance can be provided that the Investors will in fact provide the additional investments as indicated.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through October 31st, 2023. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,342,000 and a working capital deficit of $2,456,000 at June 30, 2023 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended June 30, 2023 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period, we issued to two investors an aggregate of 19,390,359 shares of our common stock upon conversion of $242,538 in outstanding convertible loans.

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

AppYea, Inc.

(Registrant)

By:	/s/ Adi Shemer	By:	Asaf Porat
	Adi Shemer		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 14, 2023		Date: August 14, 2023

