Form 10-Q
period 2023-09-30
APPYEA, INC
filed 2023-11-16
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2023; or

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

As of November 14, 2023, there were outstanding 284,122,657 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

September 30, 2023

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2023 (unaudited) and December 31, 2022	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6-7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9-18

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 – Controls and Procedures	24

PART II — OTHER INFORMATION	25

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 – Defaults upon Senior Securities	25

Item 4 – Mine Safety Disclosures	25

Item 5 – Other Information	25

Item 6 – Exhibits	26

Exhibit Index	26

SIGNATURES	27

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	156	60
Other accounts receivables	37	19

Inventory Advance	7	-
Total current assets	200	79

Non-current assets
Property and equipment, net	2	2
Intangible assets, net	142	124
Total non-current assets	144	126

Total assets	344	205

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	65	67
Other accounts payable and related party payables	595	340
Short-term loans from related party	78	80
Convertible loans from related party	-	36
Convertible loans	781	693
Convertible loans at fair value	1,925	1,528
Financial liability at fair value	183	24

Total liabilities	3,627	2,768

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	26	21
Stock Payables	468	27
Additional Paid in Capital	2,833	1,912
Accumulated deficit	(6,596)	(4,509)

Total AppYea Inc. stockholders’ deficiency	(3,269)	(2,549)
Non-controlling interests	(14)	(14)

Total Deficiency	(3,283)	(2,563)

Total liabilities and deficiency	344	205

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2023	2022	2023	2022
	Unaudited		Unaudited

Research and development expenses	34	31	50	73
Sales and marketing	47	1	49	12
General and administrative expenses	261	513	1,128	1,592

Operating loss	(342)	(545)	(1,227)	(1,677)

Change in fair value of convertible loans and warrant liability	(712)	(119)	(451)	1,004
Financial income (expenses), net	(402)	(19)	(409)	(65)
Loss before income tax benefit	(1,456)	(683)	(2,087)	(738)

Income tax benefit	-	-	-	-

Net loss	(1,456)	(683)	(2,087)	(738)

Net Loss attributable to AppYea Inc.	(1,456)	(683)	(2,087)	(738)
Loss per Common Share
Basic and Diluted	-	-	-	-
Weighted Average number of Common Shares Outstanding basic and diluted	242,243,536	220,730,798	234,943,286	219,350,536

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2023	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

Share issuance upon conversion of convertible notes			19,390,359	1		241		242		242
CLA - change of classification						66		66		66
Share issuance upon conversion of preferred stock	(29,201)	-	43,801,500	4	-	(4)	-	-	-	-
Stock payables	-	-	-	-	441	-	-	441	-	441
Share based compensation	-	-	-	-	-	618	-	618	-	618
Net loss	-	-	-	-	-	-	(2,087)	(2,087)	-	(2,087)

Balance as of September 30, 2023	270,799	-	284,122,657	26	468	2,833	(6,596)	(3,269)	(14)	(3,283)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2022	300,000	-	218,246,326	21		768	(3,205)	(2,416)	(14)	(2,430)

Issuance of shares to service providers	-	-	2,484,472	-		80	-	80	-	80
Stock payables	-	-	-	-	35		-	35	-	35
Issuance of shares			200,000		(13)	13
Share based compensation	-	-	-	-		775	-	775	-	775
Net loss	-	-	-	-		-	(738)	(738)	-	(738)

Balance as of September 30, 2022	300,000	-	220,930,798	21	22	1,636	(3,943)	(2,264)	(14)	(2,278)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

CLA - change of classification						66		66		66
Share issuance upon conversion of preferred stock	(29,201)	-	43,801,500	4	-	(4)	-	-	-	0
Stock payables	-	-	-		394	-	-	394	-	394
Share based compensation	-	-	-	-		55		55		55
Net loss	-	-	-	-			(1,456)	(1,456)		(1,456)

Balance as of September 30, 2023	270,799	-	284,122,657	26	468	2,833	(6,596)	(3,269)	(14)	(3,283)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2022	300,000		220,730,798	21	28	1,356	(3,260)	(1,855)	(14)	(1869)

Issuance of shares	-	-	200,000	-	(13)	13	-		-
Stock payables	-	-	-	-	7		-	7	-	7
Share based compensation	-	-	-	-		267	-	267	-	267
Net loss	-	-	-	-		-	(683)	(683)	-	(683)

Balance as of September 30, 2022	300,000	-	220,930,798	21	22	1,636	(3,943)	(2,264)	(14)	(2,278)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The nine Months Ended
	September 30,
	2023	2022
	Unaudited
Cash flows from operating activities:
Net loss	(2,087)	(738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Share based compensation	650	877
Change in fair value of convertible loans and warrant liability and financial expenses	778	(939)
Changes in operating assets and liabilities:
Other current assets	(18)	(9)
Accounts payable	272	91
Accounts payables – related party	(22)	195

Net cash used in operating activities	(410)	(505)

Cash flows from Investing activities:
Research and development expenses capitalization	(36)	-

Net cash used by investing activities	(36)	-

Cash flows from financing activities:
Proceeds on account of Stock Payables	417	13
Proceeds from convertible Note received less issuance expenses	141	368
Issuance of warrants measured at FV	-	9

Net cash provided by financing activities	558	390

Effect of foreign exchange on cash and cash equivalents	(17)	(9)
Change in cash and cash equivalents	95	(124)
Cash and cash equivalents at beginning of period	60	206

Cash and cash equivalents at end of period	156	82

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

The Company’s common stock is traded on the OTC Markets, QB tier, under the symbol “APYP”.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL (cont.)

Financial position

The financial statements are presented on a going concern basis. The Company has not yet generated any material revenues, has suffered recurring losses from operations and is dependent upon external sources for financing its operations. As of September 30, 2023, and December 31, 2022, the Company has a stockholders’ deficiency of $3,269,000 and $2,549,000, respectively. Between June and November 2023, the Company raised proceeds of $523,569 from the private placement of its securities. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of September 30, 2023, the loan balance amounted to NIS 115,725 ($30,263).

B.	Convertible loans from related party

On August 22, 2021 Evergreen Venture Partners LLC (“Evergreen”), owned by Douglas O. McKinnon, principle stockholder of the Company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. The related party has advanced to the Company $25,000 funds under the Note. Under the terms of the note, which bears interest at a rate of 8% per annum, the note holder can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. During the quarter Evergreen sold the note to non-related party investors (Note 6-N).

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (cont.)

C.	Balances with related parties

	September 30, 2023	December 31, 2022
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	205	268
Related party payables	198	140
Short term loan	78	80
Convertible loan	-	36

D.	Transactions with related parties

	Nine months ended September 30,
	2023	2022
	In U.S. dollars in thousands
Expenses:
Management fee to the Company’s CEO	129	84
Salaries and related cost *)	667	896

*)	Including share-based compensation for the Nine months ended September 30, 2023 and 2022 in the amount of $560,500 and $743,000, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	2,257	2,257
Financial liability		-	24	24

September 30, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	1,925	1,925
Financial liability		-	183	183

The Convertible Loans changes consist of the following as of September 30, 2023 and December 31, 2022:

	Convertible Loans at Fair Value
	September 30, 2023	December 31, 2022
	$000
Opening Balance	2,257	2,492
Additional convertible loans (a)	153	526
Repayment of convertible loan (b)	-	(18)
Conversion of convertible loan (c)	(243)	-
Decrease of Notes purchased (Note 6k)	(530)	-
Change in fair value of convertible loans liability through profit or loss	288	(743)
Closing balance	1,925	2,257

(a)	During the Nine months ended September 30, 2023, and the year ended December 31, 2022, the Company received a principal amount of $152,750 and $526,826 respectively.

(b)	During the Nine months ended September 30, 2023, and the year ended December 31, 2022, the Company repaid nill and $17,500, respectively.

(c)	During the Nine months ended September 30, 2023, and the year ended December 31, 2022, a total amount of $242,538 and $0 respectively, were converted into 19,390,359 shares of common stock.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of	As of
	September 30, 2023	December 31, 2022
Expected term (in years)	0.75-1.26	0.5
Expected average (Monte Carlo) volatility	199%	169%
Expected dividend yield	-	-
Risk-free interest rate	5.4%-5.5%	4.8%
WACC	29%	30%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2022
300,000	2.9	0.043	$11,351
300,000	3.35	0.043	$11,679
8,334	2.9	0.6	$230
32,500	3.35	0.6	$992

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2023:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of September 30, 2023
8,334	2.16	0.6	$23
32,500	2.61	0.6	$116

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Warrants were measured according to the data as follows:

	As of	As of
	September 30, 2023	December 31, 2022
Expected term	2.16-2.61	2.9-3.35
Expected average volatility	172%-174%	179%
Expected dividend yield	-	-
Risk-free interest rate	4.54%-4.72%	4.09%-4.15%
Common Stock Market Value	$0.0263	$0.043

*600,000 options were cancelled (Note 6K)

NOTE 5 - STOCK BASED COMPENSATION

A.	The table below depicts the number of options granted to consultants and employees:

	Nine months ended September 30, 2023
	Number of	Weighted average exercise price
	options	in USD

Options outstanding at January 1, 2023	10,246,284	$0.0001
Options granted during the period	37,770,029	$0.0001
Options outstanding at the end of period	48,016,313	$0.0001
Options exercisable at the end of period	13,183,291	$0.0001

B.	The estimated fair values of the options granted to directors and employees were measured using Black and Scholes Model based on the following assumptions:

Grant date	July 1, 2021	January 2022	Q1-Q3’2023
Vesting period	2 years	2 years	0.25-3 years
Expected average volatility	187.7%	187.7%	172%-187.7%
Expected dividend yield	-	-	-
Common Stock Value	$0.76	$0.01-$0.08	$0.009-$0.015
Risk-free interest rate	0.3%	1.81%	3.39%-3.98%

For the Nine months ended September 30, 2023 and 2022 the company recognized expenses, to such options, in the amount of $618,000 and $507,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to our Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD

A-	On January 1, 2023, Ron Mekler was appointed to the board of directors of the Company. For his services he was granted stock option to purchase 500,000 of the Company’s common stock, valued at $21,498. Upon grant, the options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The options are exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

B-	On February 1, 2023, the Company engaged with Adi Shemer as a board advisor. For his services he was granted stock option to purchase 1,000,000 of the Company’s common stock, valued at $20,498. Upon grant, the options vest as follows: (i) 33% on the 12 month anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive fiscal quarters, beginning with the quarter ending April 31, 2024. The options are exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in a Stock Option Agreement to be entered into between Mr. Shemer and the Company.

C-

During the first quarter of 2023, the Company signed an amendment with an existing holder of a Convertible Note in the amount of $437,190 (“CLA”) with the following terms: (i) the note was amended so that the fixed conversion price is $0.022, (ii) the principal amount of the Note was increased by $7,500, (iii) if any portion of the balance due under the Note remains outstanding on April 30, 2023, an extension fee equal to 15% of such outstanding balance was to be added to it, (iv) the Maturity Date with respect to all outstanding amounts advanced under the Note was amended to July 31, 2023 and (v) several sale limitations on trading during the period beginning on the effective date of the agreement and ending on the amended maturity date were instituted. The warrant exercise price was adjusted accordingly.

The CLA was purchased by a third party during the third quarter and terms were changed according to Note 6-K.

D-	On May 1, 2023, the Company engaged a consultant for management of CRM system and marketing campaigns. In consideration, the consultant was granted stock options to purchase 500,000 of the Company’s common stock, valued at $7,489. Up on grant, the options vest as follows: (i) 33% following 12 months anniversary of the appointment and (ii) the balance of shares of Common Stock, in eight (8) consecutive quarters, beginning with the quarter ending April 30, 2024. The option is exercisable, for a period of 2 years after reaching full vesting, at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in a Stock Option Agreement to be entered into between the consultant and the Company.

E-	On June 1, 2023, the Company engaged a consultant for its digital marketing effort. For his services the consultant was granted stock options to purchase 500,000 of the Company’s common stock, valued at $5,414. Upon grant, the options vest on a monthly basis over a period of 3 months from grant. The option is exercisable for a period of two years following vesting, at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in a Stock Option Agreement to be entered into between the consultant and the Company.

F-	On June 14, 2023, SleepX Ltd, the Company’s subsidiary, was granted a patent (US20150119741A1) by the United States Patent and Trademark Office, titled: “Apparatus and Method for Diagnosing Sleep Quality.” The patent extends through February 2036, and provides broad coverage in the field of sleep monitoring.

G-	On June 18 2023, the holders of the majority (the “Majority Holders”) of the Company outstanding convertible Preferred Series A Shares par value $0.0001 per share (the “Preferred Shares”) agreed to provide that each Preferred Share shall have voting rights equal to 3,000 shares of the Company’s Common Stock which may be voted at any meeting or any action of the Company shareholders at which the holders of the Common Stock are entitled to participate.

H-	In connection with Note 6-K, the holder of the Additional Third-Party Note agreed to extend the maturity date of such note to June 30, 2024 and to not convert such note during such period. In consideration thereof, the Company agreed with the holder that in the event that on June 30, 2024 the preceding 90 day VWAP is less than $0.04 (the “90 day VWAP”), then the Company will issue to the holder additional shares of the Company’s common stock where the number of shares is determined by quotient of the spread below $0.04 times seven million shares divided by the 90 day VWAP.

I-	On July 1, 2023, the company granted Asaf Porat, the Company CFO, stock options to purchase 10,237,740 of the Company’s common stock, valued at $92,102, exercisable through July 2033 at a per share exercise price of $0.0001 per share. Upon grant, the Options vest over a period of 24 months, on a monthly basis. The option is exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in a Stock Option Agreement between Mr. Porat and the Company. In addition, subject to the investment in the company, Mr. Porat shall be entitled to an additional 14,500,000 common shares on December 31, 2023.

J-	On July 7, 2023, the Board appointed Adi Shemer as Chief Executive Officer (“CEO”) of the Company, effective immediately. Mr. Shemer has been working with the Company since February 2023 as a consultant. In connection with his appointment as CEO, Mr. Shemer and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Agreement”) setting forth the terms of his employment and compensation. Under the Agreement, Mr. Shemer is entitled to monthly salary of 40,000 NIS (equivalent to $10,810 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, Mr. Shemer is also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either Mr. Shemer or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

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

K-	In June 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with qualified investors (the “Investor”), pursuant to which the Company agreed to issue and sell (the “Offering”) up to an aggregate of 135,000,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) at a per share purchase price of $0.01, and Common Stock purchase warrants, exercisable for a two year period from the date of issuance, to purchase up to an additional 135,000,000 shares of Common Stock at a per share exercise price of $0.04 (the “Warrants”). The subscription agreement was closed on July 19, 2023. As of September 30, 2023, the Company received aggregate gross proceeds of $406,494 from the Investor, which entitles him to 40,649,400 shares and warrants. No assurance can be provided that the Investors will provide additional investments.

The subscription proceeds are being used by the Company to complete the IOS design and development of its biofeedback snoring treatment wristband (the “Snoring Treatment Device”) as well as general corporate matters and readying for commercialization of the Snoring Treatment Device.

The Investor and other unaffiliated entities (collectively, the “Purchasers’) purchased from Leonite Fund LP and Diagonal Lending LLC outstanding convertible promissory notes issued by the Company. Following the purchase of these outstanding notes, the Purchasers and the company agreed to amend the terms of the notes to extend the maturity date of each note to December 31, 2024, and to amend the conversion price thereof to $0.00561 (in the case of note purchased from Leonite Funding LP) and $0.005 (in the case of the note purchased from Diagonal Lending LLC). In addition, the Purchasers agreed to not convert the notes purchased until the earlier of June 30, 2024, and such time as the Purchasers complete the purchase of an additional outstanding promissory note issued by the Company to an unrelated third party in the aggregate amount of $720,000 (the “Additional Third Party Note”). As a result of the change in the conversion price the company changed the classification of the loans from fair value to cost basis. The conversion component of these loans has not yet been recorded in Equity in view of the fact that these loans cannot be converted as of the date of the financial statements.

In connection with the purchase from Leonite of the Note by the Purchasers, the 600,000 Warrants previously issued to Leonite were cancelled. The decrease in the warrant liability was recorded to financial income on the profit and loss statement.

L-	On July 25, 2023, SleepX Ltd, the Company’s subsidiary, was granted a patent (US 11672472 B2) by the United States Patent and Trademark Office, titled: “Methods and systems for estimation of obstructive sleep apnea severity in wake subjects by multiple speech analyses.” The patent extends through December 2038, and provides broad coverage in the field of sleep monitoring.

M-	On July 26, 2023, Mr. Boris Molchadsky sold 2,334 Series A convertible preferred stocks, for a total amount of $70,000.

N-	On August 16, 2023, the aforementioned purchasers completed the purchase of 67,068 Series A convertible preferred stocks and the purchase of a related party note. The Purchasers agreed to amend the terms of the note, to extend the maturity date to December 31, 2024, and to amend the conversion price thereof to $0.005.

NOTE 7 - SUBSEQUENT EVENTS

A-	On October 7th, 2023, “Iron Swords” war broke out in Israel (“The war”). As a result, the scope of economic and business activity in the country decreased. The company relies on foreign suppliers for manufacturing, marketing and shipment of products, and as such, doesn’t see any implication on the Company’s operations. Future product development made in Israel is likely to slow down. The Company is continuing to regularly follow developments on the matter and will continue to examine the effects on its operations.

B-	At the end of October, the company wired to its wristband manufacturer the completion of the cost for manufacturing the first serial wristband units. The wristbands shall be delivered at the end of November and shipped to customers during December.

C-	Following Note 6-K, the company received after the end of the 3rd quarter an additional aggregated $117,075 under the subscription agreement.

D-	During November 2023, the Company was notified of a lawsuit that was originally filed on August, 2022, in the Tel Aviv Magistrate’s Court against our Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleePX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023. The lawsuit is based on the alleged breach of partnership and loan agreements as well as other related allegations, including violation of agreements reached in a mediation proceeding that took place in 2015. On July 24, 2023, the Defendants (except for Nexsense, Inc.) filed a statement of defense, denying the allegations and argued that the claim should be dismissed, due to the statute of limitations, lack of cause of action, lack of jurisdiction, delay in filing the claim, and respecting SleepX, also due to the lack of legal rivalry between SleepX and the plaintiff.

Recently, the Magistrate’s Court in Tel Aviv accepted the request regarding lack of material jurisdiction, and the claim was then transferred to the economic department of the District Court in Tel Aviv.

The first preliminary hearing has been scheduled for February 14, 2024. The Company and its legal consultants concluded that they cannot, at this stage, know the effects, if any, of these actions on its subsidiary SleepX and / or the Company, and accordingly, no provision was recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission, or the SEC, on September 30, 2023/ As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

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

AppySleep – Biofeedback snoring treatment wristband, combined with the AppySleep App.

This wristband uses unique algorithms designed by SleepX combined with sensors to monitor physiological parameters during sleep. Based on real time reactions, the wristband will vibrate, when necessary, in order to decrease the snoring and regulate breathing by gently bringing the user to a lighter sleep and thus ceasing the snoring event.

The AppySleep product is currently in serial manufacturing stage.

AppySleep PRO – is a wristband for the treatment of sleep apnea using biofeedback in combination with AppySleep PRO app. The unique algorithms of AppySleep PRO, combined with the wristband sensors, monitor sleep apnea events and additional physiological parameters during sleep, and when necessary, the wristband vibrates according to real time events, in order to decrease and cease sleep apnea events.

AppySleep LAB – Is a medical application, available for downloading on a smartphone, and used to monitor breathing patterns in the sleep and identify sleep apnea episodes without direct contact to the user.

During the 3rd quarter of 2023 we filed a Trademark request application for the registration of AppySleep and changed its products names from DreamIT, SleepX PRO, and DreamIT PRO, to AppySleep, AppySleep LAB, and AppySleep PRO, respectively.

Recent Developments

We started manufacturing our wristband for the Android App during November 2023, and we expect it would be delivered to our pre-ordered customers during December 2023.

In addition, following our capital raise in June-July 2023, we have recharged our development efforts and are currently focusing on the development of our new IOS & Android App version of AppySleep which we anticipate releasing to the market during the first quarter of 2024. The new App will be cloud based with newly added features that we believe will improve its diagnostic abilities.

We are finalizing our marketing materials and landing pages, and we plan to start intensive marketing efforts for our product during December 2023.

We continue to expand our patent portfolio in purpose of increasing our advantage versus other sleep monitoring companies which aren’t treating snoring and obstructive sleep apnea.

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

In the event of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary or of the Company and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Non IPO Exit”) or a listing of our common stock on a national exchange such as Nasdaq (the IPO Exit”), then the Licensors shall be entitled to an exit fee equal to 5% of the valuation of our company at the time of such exit and with respect to an IPO Exit, shares of common stock which will reflect in the aggregate 5% of the then outstanding common stock of the Company.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

	For the three- months period ended September 30		For the Nine months period ended September 30
	2023	2022	2023	2022
	U.S dollars
Research and development expenses	34,000	31,000	50,000	73,000
General and administrative expenses	261,000	513,000	1,128,000	1,592,000

Financial income (expenses), net	(402,000)	(19,000)	(409,000)	(65,000)

Loss for the period	(1,456,000)	(683,000)	(2,087,000)	(738,000)

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses increased from $31,000 to $34,000 during the three months ended September 30, 2022 and decreased from $73,000 to $50,000 during the nine months ended September 30, 2023.. The increase in research and development expenses during the three month period is primarily attributable to increased investment in intellectual property and development of our products which commenced during the third quarter of 2023 following the receipt of the proceeds of the private placements discussed in this report.

General and Administrative Expenses. General and administrative expenses decreased from $513,000 and $1,592,000 for the three and nine months ended September 30, 2022, to $261,000 and $1,128,000, respectively, for the corresponding periods in 2023. The decrease in general and administrative expenses during the three and nine month periods is primarily due to the allocation of salary and professional services expenses, of which $560,500 were non-cash stock based non-cash compensation expenses resulting from options awards to our management and advisors during 2023. In order to allocate expenses more accurately, as of the third quarter of 2023 the CEO salary expenses were allocated equally between research and development, sales and marketing and general and administrative, and the Chairman expenses were equally allocated between sales and marketing and general and administrative expenses.

Loss. Loss for the three months and nine months ended September 30, 2023 was $1,456,000 and $2,087,000, respectively, and is primarily attributable to non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of September 30, 2023, we had a total of $156,000 in cash resources and approximately $3,627,000 of liabilities, all of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $6,596,000 as of September 30, 2023. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the fiscal quarters ended September 30, 2023 and 2022, our cash used in operations was approximately $410,000 and $505,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended September 30, 2023 and 2022 respectively:

	For the nine months ended
	September 30, 2023	September 30, 2022
	US Dollars
Net cash used in operating activities	$(410,000)	(505,000)
Net cash used in investment activities	$(36,000)	-
Net cash provided by Financing Activities	$558,000	390,000

Between June-October 2023, we raised an aggregate of $523,569 from the private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, in respect of the raise the investors are entitled to an aggregate 52,356,900 shares of our common stock and identical number of warrants. The subscription proceeds are being used to complete the IOS design and development of its biofeedback snoring treatment wristband (the “Snoring Treatment Device”) as well as general corporate matters. The Funds are being utilized for the completion of the design and development and readying for commercialization of the Snoring Treatment Device. The investor is entitled to invest in the aforementioned terms up to $1,350,000 and no assurance can be provided that the Investors will in fact provide the additional investments as indicated.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through the end of the first quarter of 2024. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $3,269,000 and a working capital deficit of $3,427,000 at September 30, 2023 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended September 30, 2023, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at reasonable assurance level, as further described below.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023.

The lawsuit is based on the alleged breach of partnership and loan agreements as well as other related allegations, including violation of agreements reached in a mediation proceeding that took place in 2015.

The suit alleges that the Defendants, amongst other things, did not disclose to the plaintiff certain transactions to which the Plaintiff was presumably entitled to compensation and hence the plaintiff demanded an accounting of the transactions and refund of amounts invested. With respect to SleepX. the plaintiff alleged that it made a deal with Nexsense, Inc. which wasn’t disclosed to the plaintiff, while allegedly the technology and patents of Nexsense, Inc. were transferred to SleepX (which was established shortly before the reverse merger between AppYea and SleepX), thus allegedly aimed to the concealment of assets from the plaintiff.

On July 24, 2023, the Defendants (except for Nexsense, Inc.) filed a statement of defense, denying the allegations and argued that the claim should be dismissed, due to the statute of limitations, lack of cause of action, lack of jurisdiction, delay in filing the claim, and respecting SleepX, also due to the lack of legal rivalry between SleepX and the plaintiff.

In addition, the Defendants submitted several preliminary requests to dismiss the claim outright, including a plea to dismiss the claim on the grounds it was submitted to the magistrate court, which is not the competent court according to law, due to the economic nature of the claim. Nexsense, Inc. submitted a request to dismiss the claim against it because it was not properly served under the law (given the different service rules for defendants whose domicile is outside of Israel).

Recently, the Magistrate’s Court in Tel Aviv accepted the request regarding lack of material jurisdiction, and the claim was then transferred to the economic department of the District Court in Tel Aviv.

The first preliminary hearing has been scheduled for February 14, 2024.

We cannot, at this stage, know the effects, if any, of these actions on our subsidiary SleepX and / or the Company. However, SleepX together with the other Defendants, intend to vigorously defend against the lawsuit.

Aside from the disclosure above, from time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the covered by this report period, we committed to issue to 5 investors an aggregate of 40,649,371 shares of our common stock upon investment of $406,494 in company equity.

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

AppYea, Inc.

(Registrant)

By:	/s/ Adi Shemer	By:	Asaf Porat
	Adi Shemer		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: November 16, 2023		Date: November 16, 2023

