Form 10-K
period 2023-12-31
APPYEA, INC
filed 2024-04-01
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The registrant had 416,697,257 shares of common stock outstanding as of March 31, 2024. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $643,483, as computed by reference to the closing price of $0.0090 of such common stock on the OTC Markets on such date.

APPYEA, INC.

2023 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2023, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

Sleep apnea is a severe sleep condition in which individuals frequently stop breathing in their sleeping, this leads to insufficient oxygen supply to the brain and the rest of the body which, in turn may lead to critical problems. There are three main types of apneas: (i) Obstructive Sleep Apnea (“OSA”), the most common form caused by the throat muscles relaxing during sleep; (ii) Central sleep apnea, which occurs when the brain doesn’t send the proper signals to the muscles that control the breathing; and (iii) complex sleep apnea syndrome, which occurs when an individual suffers from both OSA and central sleep apnea. While OSA is a common disorder in the elderly population, affecting approximately 13 to 32% of people aged over 65, sleep apnea can occur at any age and affects approximately 25% of men and nearly 10% of women.

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

The AppySleep app uses unique algorithms developed by SleepX combined with sensors to monitor physiological parameters during sleep. Based on real time reactions, the wristband will vibrate, when necessary, in order to decrease the snoring and regulate breathing by gently bringing the user to a lighter sleep or change his sleep position and thus ceasing the snoring event.

The AppySleep product is currently in serial manufacturing stage and sales.

AppySleep LAB – Is a medical application, intended for downloading on a smartphone, and used to monitor breathing patterns in the sleep and identify sleep apnea episodes without direct contact to the user.

The AppySleep LAB product is to begin final calibration, following which we will file for 510(k) FDA approval.

AppySleep PRO – is a wristband for the treatment of sleep apnea using biofeedback in combination with AppySleep LAB app. The unique algorithms of AppySleep LAB, combined with the wristband sensors, monitor sleep apnea events and additional physiological parameters during sleep, and when necessary, the wristband vibrates according to real time events, in order to decrease and cease sleep apnea events.

The AppySleep PRO and AppySleep LAB are currently in development stages, following which it would be ready to begin the testing stage in preparation for filing for FDA approval.

Our Strategy

We started marketing of the AppySleep app and wristband in the first quarter of 2024. Concurrently, we plan to file a 510(k) FDA submission for the AppySleep LAB app for the non-contact diagnosis of sleep apnea during 2024, and an FDA process for AppySleep PRO for the treatment of sleep apnea during 2026.

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

Establish distribution channels to maximize the commercial potential of our products. We plan to seek out collaborative arrangements with major healthcare providers and consumer specialists to facilitate market adoption of our product candidates. We believe that such institutions are well positioned to directly benefit from improvements in accurate diagnosis and reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government health care programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. In parallel, we intend selling directly, through our website and other online webstores worldwide. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that adoption rates of our product candidates will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

We established a logistical distribution facility in the US.

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

In the event of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary or of the Company and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Non IPO Exit”) or a listing of our common stock on a national exchange such as Nasdaq (the IPO Exit”), then the Licensors shall be entitled to an exit fee equal to 5% of the valuation of our company at the time of such exit and with respect to an IPO Exit, shares of common stock which will reflect in the aggregate 5% of the outstanding common stock of the Company.

R&D and New Product Development

We believe our strong research and development capabilities are one of our principal competitive strengths. Our R&D activities are conducted at our subsidiary’s facility in Israel. Our team of employees and sub-contractors is comprised of current and future dedicated research and development employees, system architects, algorithm developers engineers, software engineers, and regulatory experts, who are responsible for the research design, development and testing of our technologies and product candidates.

SleepX was founded in June 2019 on the basis of technology developed in the biomedicine department of Ben-Gurion University in Israel. The technology is protected by a number of strong international patents, and it monitors physiological parameters during sleep using unique algorithms and detects snoring and sleep apnea.

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

We intend to sell our product lines through distributors and dealer networks. We started with online selling of our products, according to regulations approvals, through the company website and Amazon. Our products are currently manufactured in China with minor adaptive software specifications and designs.

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

We own or have exclusive rights to eight (8) United States and two (2) foreign issued patents, two (2) pending applications in the United States and one (1) pending applications in Europe.

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

●

Apparatus and method for diagnosing obstructive sleep apnea, patent number US 9,844,336 B2, issued on December 19, 2017. An embodiment of the invention provides a method of diagnosing obstructive sleep apnea, the method comprising: acquiring a sleep sound signal comprising sounds made by a person during sleep; detecting a plurality of snore sounds in the sleep sound signal; determining a set of mel-frequency cepstral coefficients for each of the snore sounds; determining a characterizing feature for the sleep sound signal responsive to a sum of the variances of the cepstral coefficients; and using the characterizing feature to diagnose obstructive sleep apnea in the person. The Patent is also registered in Europe and Israel: European patent number – EP2608717 A4, issued on May 11, 2016 and Israeli patent number – IL224852A.

Methods and systems for estimation of obstructive sleep apnea severity in wake subjects by multiple speech analyses, Patent No.: US 11,672,472 B2, issued on June 13, 2023. A method and system for the estimation of apnea-hypopnea index (AHI), as an indicator for Obstructive sleep apnea (OSA) severity, by combining speech descriptors from three separate and distinct speech signal domains. These domains include the acoustic short-term features (STF) of continuous speech, the long-term features (LTF) of continuous speech, and features of sustained vowels (SVF). Combining these speech descriptors may provide the ability to estimate the severity of OSA using statistical learning and speech analysis approaches.

Determining Apnea-Hypopnea Index AHI from speech, Patent No.: US 2015/0351663 A1, issued on December 10, 2015. A method of determining a value for an apnea-hypopnea index (AHI) for a person, the method comprising: recording a voice track of a person, extracting features from the voice track that characterize the voice track; and processing the features to determine an AHI.

●	Apparatus and method for diagnosing sleep quality, Patent No.: US 11,633,150 B2, issued on April 25, 2023. A method of distinguishing sleep period states that a person experiences during a sleep period, the method comprising: using a non-contact microphone to acquire a sleep sound signal representing sounds made by a person during sleep; segmenting the sleep sound signals into epochs; generating a sleep sound feature vector for each epoch; providing a first model that gives a probability that a given sleep period state experienced by the person in a given epoch exhibits a given sleep sound feature vector; providing a second model that gives a probability that a first sleep period state associated with a first epoch transitions to a second sleep period state associated with a subsequent second epoch; and processing the feature vectors using the first and second models to determine a sleep period state of the person from a plurality of possible sleep period states for each of the epochs.

The market size of those suffering from snoring and sleep apnea on the one hand and attractive price to the consumer on the other hand are expected to allow the company to gain a large number of users through online marketing. We plan to continue developing big data-based algorithms for predicting life-threatening illnesses and health events and to warn ahead of time.

In addition to self-development, we are examining acquisitions of technologies and synergistic companies to enable our customers to find a holistic solution for quality and healthy sleep.

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

In addition, there are a number of apps for monitoring snoring using a microphone and a small amount are providing treatment, for example, Smart Nora pillow. The use of the microphone for breathing monitoring is protected by US patents belonging to the company.

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

It is possible to perform the sleep test at home by renting the required equipment for the procedure. Most devices used in home testing measure saturation during the night, by using a clip monitor placed on the index finger and connecting to additional devices. A competitor in this market is ResMed. The AppySleep LAB app was designed to overcome such inconveniences, it will be installed on a smartphone and can perform a test every night, accurately, without patient contact, while being convenient, effective, precise, and cheap.

(ii) Treatment of sleep apnea: After characterization and identification of the disorder, the most common solution accepted today is CPAP – a Face mask attached with a tube to a compressor which during the night pressurizing air into the patient’s lungs in order to open air passages and prevent them from being blocked. Most people can’t adapt to the solution due to discomfort - Interfering with changing sleep position, pressing the area of the face. Only severe cases, where the patient is at high risk, they continue to use the device. The company’s solution, the AppySleep PRO, that instead of pressurizing the blockage, teaches the patient to sleep in a correct position, where the block is not created, and breath correctly.

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

Manufacturing

We currently manufacture our bracelets in an OEM factory in China, with a monthly manufacturing capacity of 48,000 units. We plan on procuring enough units to suffice for three months of orders at all times, in such we minimize our exposure to supply chain disruptions. By holding enough stock in our warehouses to supply orders for three months. Our management believes that such supply would mitigate the impact of supply chain disruptions, should these occur. Furthermore, our products don’t contain any special materials which would have an effect on the ability of our supplier to manufacture the product.

Manufacturers of our products are required, among other things, to comply with applicable FDA manufacturing requirements contained in the FDA’s Quality System Regulation. The QSR requires manufacturing quality assurance and quality control as well as the corresponding maintenance of records and documentation.

The algorithm and application programming are done in Israel by the Company service providers and employees and owned by SleepX.

Distribution and Revenue Generation

In the first stage, the company will market its products to the final consumer through the company’s website and through Amazon, via the acquisition of media (investment in online marketing). The company has reviewed and made necessary adjustments for efficient marketing through social networks – Facebook, Instagram, and Google. Since the company’s products are based on a smartphone app, marketing will also be made through the Apple and Google App Stores.

For the AppySleep wristband, our strategy is to establish relationships with third parties (such as well-established sales organizations, distributors, pharmacies, chain stores and marketing coordinators) that will assist us in developing, marketing, selling and implementing our products. In parallel, we intend to sell directly, through our website and other online webstores worldwide.

We have a variety of marketing programs designed to create brand awareness and market recognition for our product offerings and for sales lead generation. Our marketing efforts plan include attending and presenting at healthcare related conferences, advertising, content development and distribution, public relations, social media publication of technical and informative articles in industry journals and sales training.

In addition, our strategic partners would augment our marketing and sales campaigns through seminars, trade shows and joint public relations and advertising campaigns. Our customers and strategic partners provide references and recommendations that we often feature in external marketing activities.

For the PRO device, our strategy, in addition to the above-mentioned channels, is to market through healthcare professionals, customers and third-party payors, HMO’s, insurance companies, cardiologists, hospitals, and sleep laboratories.

Facilities

Currently, the Company uses third party service providers facilities for manufacturing, assembly and distribution of company products. We engaged with a logistic distribution center in the US. The Company shall rent office spaces for her operations in Israel and the US.

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

Government Regulations.

Before we can market AppySleep LAB and AppySleep PRO to the public in the US, we believe they will need to obtain clearance for commercial sale. Our devices, except for the AppySleep wristband, will be subject to ongoing regulation by the FDA in the US and other federal, state, and local regulatory bodies.

FDA regulations govern, among other things, product design and development, manufacturing, labelling, pre-clinical and clinical trials, post-market adverse event reporting, post-market surveillance, complaint handling, repair or recall of products, product storage, record keeping, pre-market clearance, advertising and promotion, and sales and distribution.

Unless an exemption applies, each medical device, such as our AppySleep LAB and AppySleep PRO that is intended to be commercially distributed in the United States requires 510(k) clearance from the FDA. Based on the FDA guidance documents that we have reviewed, we expect to be subject to the shorter and more streamlined 510(k) process for AppySleep LAB, which typically involves less risk of uncertainty, and the submission of less supporting documentation, and without the costly clinical trials; though of course no prior guarantee can be provided as to such regulatory treatment. Generally, gaining 510(k) clearance for a product depends on demonstrating that the subject product is “substantially equivalent” to a previously cleared 510(k) device.

For the AppySleep PRO, the clearance process may involve three material steps. First, we will engage the FDA in a pre-submission conference to ensure that we understand and meet the FDA’s requirements, expectations and standards with regard to approval of our product candidates. At this meeting, our team, including our FDA regulatory consultant, will receive FDA comments and guidance regarding our proposed submission during the pre-market notification period for 510(K) clearance (including any suggested modifications to the device description, indications for use or summary of supporting data contained in the notification). Then we will prepare our submission to the FDA accordingly.

The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but, if additional testing, verifications or other procedures (or even clinical trials) are required, can take significantly longer.

After a medical device receives 510(k) clearance by the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires re-determine the regulatory path.

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

Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny of us, could dissuade some customers from using our proposed product and adversely affect our reputation and the perceived safety and efficacy of our proposed devices. If the FDA requires us to go through a more rigorous examination for our proposed product than we currently expect, such as requiring additional testing further verification or other procedures, we may require substantial additional funding sooner than anticipated and/or our product could be severely delayed. Being subject to an extended period of scrutiny or being required to conduct expensive clinical trials would be particularly harmful to our business.

Ongoing Regulation by FDA.

Upon FDA clearance, we will seek to obtain in the U.S. a CPT code for purposes of reimbursement by Medicare and Medicaid.

Placing the AppySleep LAB and AppySleep PRO device on the market requires in addition:

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

Post-Approval Requirements

Although premarket clinical trials provide important information on a device’s safety and effectiveness, it is possible that new safety concerns will emerge once the device is on the market. As a result, the FDA continues to monitor device performance after a device has been approved. FDA officials conduct routine inspections of medical device manufacturing facilities across the United States. Manufactures may be informed of inspections in advance, or the inspections may be unannounced. Inspection may be routine or caused by a particular problem. The purpose of these inspections is to make sure developers are following good manufacturing practices. Furthermore, the FDA can shut down a manufacturing facility if required standards are not met.

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

Anti-Kickback Statutes in the United States

The U.S. federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or in part under a U.S. federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that, if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under U.S. federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other U.S. federal healthcare programs. The reach of the federal anti-kickback statute was broadened by the ACA, which, among other things, amends the intent requirement of the federal anti-kickback statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The ACA further provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act or the Civil Monetary Penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

Employees & Consultants

We currently engage on a full time basis, three employees and several service providers. In addition, six individuals are engaged in product research and development and the remainder in various fields of legal, accounting, management, marketing and regulatory consulting.

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

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge though our website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

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

Risk Related to our Financial Position and Need for Capital

We have generated to date an insignificant amount of revenue from commercial sales to date and our future profitability is uncertain.

We are incorporated in Nevada and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next year. Our net losses for the years ended December 31, 2023 and December 31, 2022, were $1,817,000 and $1,304,000, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $6,326,000 and $4,509,000, respectively. There can be no assurance that the products will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need an additional $5,000,000 to (i) complete product design and testing for our products; and (ii) build the infrastructure for our sustained growth.

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize the products we intend to develop.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale back or eliminate our research and development activities or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of common stock in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may require us to grant security interests in our assets. If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, or products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may need to curtail or cease our operations.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2023, we had cash of $222,000. In addition, as of December 31, 2023, we had liabilities of $3,027,000. As of the date of this report, we do not have adequate resources to fund our operations through August 2024 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern.

Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Risks Relating to our Business and our Industry

Certain of our Convertible Note Holders have a security interest on all our assets securing the advances made to us

In connection with the funding transaction we entered into with Leonite Capital LLC in November 2021, between November 2021 and May 9, 2022 Leonite advanced to us a loan $500,000 with an original issue discount of $88,235.29, and the total outstanding principal amount is $588,235.29. all of our obligation under the Leonite note were secured by a floating lien on all of our assets.

On July 3, 2023, the outstanding Leonite note was purchased by third parties. Accordingly these parties currently hold such security interest in our assets. If however we are unable to repay Leonite for whatever reason or do not satisfy the loan, such non-repayment would constitute an event of default under the agreement with these note holders. Any event of default can lead to a material adverse effect on our business.

Our subsidiary, SleepX Ltd. and B.G. Negev Technologies and Applications Ltd., and Mor Research Application Ltd., have entered into a Licensing agreement which if terminated could have adverse effects on our business.

BGN is a company wholly owned by Ben Gurion University of the Negev in Israel and Mor, is the technology transfer arm of the Clalit Health Services, an Israeli non-profit healthcare insurance and service provider. Under the License Agreement, SleepX was granted a worldwide royalty bearing and exclusive license exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to certain intellectual property to research, develop, manufacture use, market, distribute, offer for sale and sell sensor and software solutions for monitoring snoring and sleep apnea. In addition to the agreed upon royalty fees to be paid by SleepX to BGN, there is a milestone payment of $60,000 upon the attainment of regulatory approval from applicable authority in the USA or Europe to market and sell the licensed products. As of the date of this prospectus, we have not achieved any of these milestones.

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

In the event of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary or of the Company and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Non IPO Exit”) or a listing of our common stock on a national exchange such as Nasdaq (the IPO Exit”), then the Licensors shall be entitled to an exit fee equal to 5% of the valuation of our company at the time of such exit and with respect to an IPO Exit, shares of common stock which will reflect in the aggregate 5% of the outstanding common stock of the Company.

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

High-profile cyberattacks and security breaches have increased in recent years, with the potential for such acts heightened as a result of the number of employees working remotely. Security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and enterprise infrastructure. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and often are not recognized until launched against a specific target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As we continue to increase our client base and expand our brand, we may become more of a target for third parties seeking to compromise our security systems and we anticipate that hacking attempts and cyberattacks will increase in the future. We cannot give assurance that we will always be successful in preventing or repelling unauthorized access to our systems. We also may face delays in our ability to identify or otherwise respond to any cybersecurity incident or any other breach. Additionally, we use third-party service providers to provide some services to us that involve the storage or transmission of data, such as SaaS, cloud computing, and internet infrastructure and bandwidth, and they face various cybersecurity threats and also may suffer cybersecurity incidents or other security breaches. Despite our security measures, our IT and infrastructure may be vulnerable to attacks. Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to attack our products and services or gain access to our networks, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Inadequate account security practices may also result in unauthorized access to confidential and/or sensitive data.

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

The Company intends to promote and sell its product candidates internationally by virtue of the global access to its products line and it expects to have customers located in several countries. The Company’s international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

●	New and different legal and regulatory requirements in local jurisdictions;

●	Potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
●	Risk of nationalization of private enterprises by foreign governments;
●	Legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and
●	Local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

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

Any of these sanctions could impair our ability to produce AppySleep PRO in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We are a development stage company and currently have one commercialized product, the AppySleep. We believe that the patents that we have acquired will allow us to develop additional devices and prove usefulness for other applications. However, while we believe we will achieve the desired clinical results, commercialization of each of our products remains subject to certain significant risks. Our efforts may not lead to commercially successful products for a number of reasons, including:

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

Risks Relating to Our Israel Operations

Our technology development is headquartered in Israel and, therefore, our results may be adversely affected by economic restrictions imposed on, and political and military instability in, Israel.

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

Risks Related to Ownership of Our Common Stock

Our chairman may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

Our Chairman owns, in the aggregate, beneficially own approximately 43.7% of our outstanding common  stock as of the date of this filing. As a result, he will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

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

As of the date of this filing we have shares of common stock outstanding which are “free trading” and may serve to overhang the market and depress the price of our common stock.

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

We Have Paid No Dividends

We have never paid any dividends on our common stock, and we do not intend to pay any dividends in the foreseeable future.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock. Our CEO has, by virtue of his preferred stock ownership, voting control over all matters.

We are authorized to issue 500,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. As of the date of this report, we currently have 230,598 shares of Convertible Preferred Stock outstanding, of which 222,664 shares are held by our chairman. Our board of directors is empowered, without shareholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could adversely reduce the voting rights and powers of the common stock and the portion of the Company’s assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that the Company will not, under certain circumstances, issue shares of its preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team will work to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

ITEM 2. PROPERTIES

We do not own any real property.

We lease office premises in part of the personal residence of our Chairman. We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

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

A preliminary hearing was held on February 14, 2024. The presiding judge did not rule on the preliminary pleadings and urged the parties to attempt mediation before the ruling. The parties are considering different mediators (which must be mutually agree to) and following the selection of a mediator, the parties will schedule a date for the mediation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “APYP.” We started being quoted on the OTCQB-tier of OTC Markets on October 17, 2022. As of March 31, 2024 we had 416,697,257 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

As of March 31, 2024, there were 82 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on March 28, 2024 was $0.032.

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

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the fiscal year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Financial statements in United States dollars

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.627 and 3.519 as of December 31, 2023 and 2022, respectively.

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

In addition, the Company capitalizes qualifying costs incurred during the application development stage related to software developed for internal use. These costs are capitalized based on qualifying criteria. Costs incurred to develop software applications consist of directly attributable costs of preparing the asset for its intended use such as direct labor costs, direct consultants and subcontractors costs, and overhead. Testing of impairment is performed annually over the period of the development project. The company the amortize those costs over 3 -5 years, using straight line method, per the technology life period.

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2023, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage.

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

Concentrations of credit risk

The financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Balances in various cash accounts may at times exceed insured limits. We have not experienced any losses in such accounts. Cash and cash equivalents are invested in major banks in Israel and United States. Generally, these deposits may be redeemed upon demand and therefore, management believes there is minimal risk. Other than certain warrant and convertible instruments (derivative financial instruments). we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Research and development costs

Research and development consist of costs incurred in the process of developing product improvements or new products and are expensed to the statement of operations as incurred.

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

The Company accounts for uncertain tax provisions in accordance with ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Basic and Diluted Net Income (Loss) per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and

Convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS includes all dilutive potential common shares if their effect is anti-dilutive. For the period ending December 31, 2023 and 2022, there were 260,972,365 and 49,824,701 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable. The common share equivalents of these securities have been included in the calculations of loss per share because such inclusions would have an antidilutive effect as the Company has incurred losses during the period ending December 31, 2022 and 2021.

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

Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The Company is determined the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation, and have no impact on the consolidated financial statement..

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated revenues from product sales to date.

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

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022.

Our financial results for the year ended December 31, 2023 are summarized as follows in comparison to the year ended December 31, 2022:

	Year Ended
	December 31, 2023	December 31, 2022

Operating Expenses
Research and Development	$124,000	129,000
General and Administrative	$1,386,000	2,017,000
Financing expenses (income)	$441,000	52,000

Loss for the year	$1,817,000	1,304,000

Revenues. We have not recorded any revenues to date.

Research and Development Expenses, Research and development expenses decreased from $129,000 for the year ended December 31, 2022 to $124,000 for the twelve months ended December 31, 2023. The decrease is primarily attributable to decreased outlays in respect of the development of our products.

General and Administrative Expenses. General and administrative expenses decreased from $2,017,000 for the year ended December 31, 2022 to $1,386,000 for the twelve months ended December 31, 2023. The decrease is primarily attributable to lower salary and professional services expenses recorded in the 2023 period, of which $721,000 were non-cash stock based non-cash compensation expenses resulting from options awards to our Chief Executive Officer, Chief Financial Officer and advisors.

Loss. Loss for the twelve months ended December 31, 2023 and 2022, was $1,817,000 and $1,304,000 respectively and is primarily attributable to financial expenses and non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of December 31, 2023, we had a total of $222,000 in cash resources and approximately $3,027,000 of liabilities, all of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $6,326,000 as of December 31, 2023. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the years ended December 31 2023 and 2022, our cash used in operations was approximately $597,000 and $595,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, pursue FDA clearance and international regulatory approvals and invest in marketing of our products, as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended December 31, 2023 and 2022 respectively:

	For the Years ended
	Decembre 31, 2023	December 31, 2022
	US Dollars
Net cash used in operating activities	$597,000	595,000
Net cash used in investment activities	$93,000	0
Net cash provided by Financing Activities	$865,000	442,000

Between June 2023 and March 2024, we raised an aggregate of $955,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $225,000 from public capital raised through the company effective prospectus. In respect of the raise the investors are entitled to an aggregate 118,000,000 shares of our common stock and identical number of warrants, of which 61,741,100 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through the end of the third quarter of 2024. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,539,000 and a working capital deficit of $2,749,000 on December 31 2023, as well as negative operating cash flows. Our report from our independent registered public accounting firm for the year ended December 31, 2023, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

● An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

● An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

● An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

● An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2023 and quarterly filings thereafter.

For as long as we continue to be a smaller reporting company, we expect that we will take advantage of both the reduced internal control audit requirements and the disclosure obligations available to us as a result of this classification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Barzily & Co. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and regulations promulgated thereunder) as of December 31, 2023, or the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we are a smaller reporting company and non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of March 31, 2024.

Name	Age	Position

Boris (Bary) Molchadsky	46	Chairman of the Board of Directors
Adi Shemer	52	Chief Executive Officer
Asaf Porat	45	Chief Financial Officer, Director
Neil Kline	51	Director
Ron Mekler	50	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Boris Molchadsky, Chairman. In September 2019, Mr. Molchadsky co-founded SleepX Ltd., and continues to serve as Chairman today. In August 2015, Mr. Molchadsky co-founded Nexense Technologies USA. Inc., a corporation focused on non-intrusive treatment for snoring and sleep apnea. He additionally co-founded GPIS Ltd., in March 2007 and consults through it to companies until today. Furthermore, Mr. Molchadsky has over fifteen years of experience in the capital markets working in leading investment firms. In the recent years, he has been working in the field of sleep health in collaboration with the world’s leading research institution, such as the Ben Gurion University, Soroka Medical Center and Millenium Sleep Lab. Mr. Molchadsky holds a B.A. in Business Management and Finance from the University of Manchester and a M.B.A in Finance from the Ono Academic College, in Israel.

The Board believes that Mr. Molchadsky’s extensive experience in the industry, his long-standing involvement with SleepX and his knowledge of our product candidates ideally suit him to serve on our Board.

Adi Shemer, Chief Executive Officer, possesses over 20 years’ senior level experience in revitalizing and developing international markets for companies with wide ranging experience in product strategy and market analysis. Mr. Shemer established and managed marketing and distribution channels in the USA and Europe, mainly in the field of medical devices. From September 2019 he was director of operations at Moving Life Ltd, an Israel based company that develops and markets devices intended to assist senior age population, with the mobile scooter as its flagship product, where he was primarily responsible for managing the company’s U.S. based subsidiary, including developing a full service marketing system, information systems for control and sales management and overseeing the development of new products and upgrades to existing products. From December 2018 to October 2019, he served as CEO for TR Bikes Ltd, an Israel based company that develops, manufactures and markets manual and electric cargo bicycles for recreational and business purposes, where he established engineering infrastructures of suppliers and production lines, oversaw direct marketing and B2B efforts including internet and production platform infrastructures. From September 2009 to December 2018, he served as CEO at Tzora Active Systems Ltd, an Israel based company that develops, manufactures, and markets add-on power motors for wheelchairs where he oversaw the re-design and re-focus of the company’s business and developed a strategic marketing plan in Israel and international markets. Mr. Shemer has BA from Ariel University in Israel in Industrial Engineering.

Asaf Porat, Chief Financial Officer. From December 2019 to June 2021, Mr. Porat served as CFO for Geneyx LTD, a genetic and clinical data source for pharma research, advancing novel diagnostics and drug development (SAAS). Mr. Porat was additionally the co-founder and CFO of Cannibble FoodTech Ltd (CSE: PLCN)., from June 2018 to January 2020. Prior to this, he served as managing partner of ONYX Investment Banking from July 2014 to January 2020. From Nov 2014 through Nov 2017, Mr. Porat served as an independent board member of Apolo Power (traded on the TASE). Mr. Porat received a B.A. in Economics and Management from the Ben Gurion University of the Negev in 2003, and an M.B.A in finance and accounting from Tel Aviv University in 2007.

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

Ron Mekler, Director. Mr. Mekler has been serving in key positions during the past 20 years in both public and private institutions in Israel. Since June 2013, he has been serving as chief financial officer at Clalit Health Services - the largest Health Services organization in Israel. Prior thereto, between 2005-2013, he was Controller for Raviv Acs., a manufacturer of vehicle parts. In the years 2003-2005 he served as a Controller in Ashtrom, a Real Estate property management Company. Between 2001-2003 Mr. Mekler started his career as an intern at Price Water House Coopers specializing in industrial, real estate and high-tech Companies. Mr. Mekler is a certified accountant since 2003 (from BGU University) and has MBA in Business Management from the Ono Academic College.

The Board believes that Mr. Mekler’s extensive experience in accounting and financial management qualifies him to serve on our Board

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to business operations.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. We have a board consisting of 4 members. In addition to the contact information in this prospectus, each stockholder will be given specific information on how he/she can direct communications to the officers and our director of the corporation. All material communications from stockholders are relayed to our board.

Role in Risk Oversight

Our board is primarily responsible for overseeing our risk management processes. The board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Each executive officer serves at the pleasure of the Board.

Family relationships

There are no family relationships among any of our officers or directors.

Committees

Our Board has established an audit committee which operates under a charter that has been approved by our board.

Our board has determined that all of the members of each of the board’s audit committees are independent as defined under the rules of the NASDAQ Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act. We currently have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K.

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

Mr. Kline and Mr. Mekler are the members of our audit committee. Mr. Mekler, chairman of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Capital Market.

Dr. Neil Kline qualifies an independent director. Although our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Shareholder Communications.

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at our executive office, Attention: Adi Shemer, CEO. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than ten percent (10%) of the Common Stock outstanding to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that one report on Form 4 was not filed by each of Adi Shemer and Asaf Porat.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to consider an adopt an appropriate insider trading policy during the 2024 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2023 and 2022 by the executive officers listed below, which we refer to as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus ($)	Option Awards ($)(2)	All other compensation ($)	Total

Boris Molchadsky, Chairman	2022	167,486	(4)	—	—	—	167,486
	2023	175,356	(4)	—	—	—	175,356

Adi Shemer, Chief Executive Officer (3)	2022	—		—	—	—	—
	2023	86,254	(5)	—	227,414	—	313,668

Asaf Porat, Chief Financial Officer	2022	167,486	(6)	—	—	—	167,486
	2023	175,356	(6)	—	309,539	—	484,895

(1)	All compensation received by SleepX Ltd.’s executive officers is paid in NIS. For the purposes of completing this table, with respect to compensation paid during the fiscal year ended December 31, 2022 and 2023, SleepX converted each NIS denominated amount into U.S. dollars by dividing the NIS amount by the exchange rate effective on the date the fee was incurred.

(2)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

(3)	Mr. Shemer was appointed as Chief Executive Officer on July 7, 2023.

(4)	Due to cash flow constraints, the actual amounts paid with respect to 2022 and 2023 was $51,783 and $73,941, respectively, with the balance deferred until such time as the Company’s cash flow will enable payment.

(5)	Due to cash flow constraints, the actual amounts paid with respect to 2023 was $42,688, with the balance deferred until such time as the Company’s cash flow will enable payment.

(6)	Due to cash flow constraints, the actual amounts paid with respect to 2022 and 2023 was $57,990 and $107,378, respectively, with the balance deferred until such time as the Company’s cash flow will enable payment.

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

Employment Agreements

On July 1, 2021, SleepX, Ltd. and Boris Molchadsky entered into an employment agreement pursuant to which Mr. Molchadsky serves as Chairman of the Board and Chief Executive Officer of SleepX and Chairman of the Board of the Company. Under the agreement with Mr. Molchadsky, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $144,636, payable on monthly basis. SleepX Ltd is authorized to terminate the employment agreement for any reason subject to payment of five months’ salary. Under the terms of the employment agreement with him, Mr. Molchadsky also receives Manager’s Insurance under Israeli law for his to which SleepX Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Molchadsky contributes an additional 6%) of each monthly salary and (b) 7.5 % of his salary (with Mr. Molchadsky contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Molchadsky is also provided with a monthly travel expense New Israeli Shekel equivalent of approximately $98.

In addition, upon the earlier of a capital raise of $1,000,000, or by July 1, 2022, Mr. Molchadsky shall be entitled to an increase of an annual amount of the current New Israeli Shekel equivalent of approximately $37,00, payable on monthly basis. Additionally, Mr. Molchadsky is entitled to (i) a success bonus of 1.5% of any capital raise of up to $10,000,000 and (ii) a success bonus of 1.0% of any revenues of the Company up to accumulated revenues of $20,000,000.

On July 7, 2023, the Board of Directors of AppYea, Inc. (the “Company”) appointed Adi Shemer as Chief Executive Officer (“CEO”) of the Company, effective immediately. Mr. Shemer has been working with the Company since February 2023 as a consultant.

In connection with his appointment as CEO, Mr. Shemer and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Agreement”) setting forth the terms of his employment and compensation. Under the Agreement, Mr. Shemer is entitled to monthly salary of 40,000 NIS (equivalent to $10,800 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, Mr. Shemer is also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either Mr. Shemer or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

Under the Agreement, Mr. Shemer was awarded options under the Company’s employee stock option plan for 11,500,000 shares of the Company’s common stock at a per share exercise price of $0.0001, vesting over a period of 30 months, on a quarterly basis, beginning with the quarter ending September 30, 2023, provided that Mr. Shemer continues in the employ of SleepX and continues to provide CEO services to the Company. At the end of the 30 month period, he is entitled to options for an additional 11,500,000 shares at the same exercise price provided he has been in the continuous employ of SleepX. The options are exercisable through July 2033. In connection with his consulting services, he was awarded options for 1,000,000 shares of the Company’s common stock, exercisable through July 2033 at a per share exercise price of $0.0001 per share, all of which have vested.

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

In addition, upon the earlier of a capital raise of $1,000,000, or July 1, 2022, Mr. Porat shall be entitled to an increase of an annual amount of the current New Israeli Shekel equivalent of approximately $37,000, payable on monthly basis. Additionally, Mr. Porat is entitled to (i) a success bonus of 1.5% of any capital raise of up to $10,000,000 and (ii) a success bonus of 1.0% of any revenues of the Company up to accumulated revenues of $20,000,000.

Under his agreement, Mr. Porat was issued, on July 1, 2021, options to purchase up to 3% of the then outstanding amount of shares of the Company’s common stock. The percentage amount to which Mr. Porat is entitled was increased to 4% as of December 31, 2021 (retroactive to the date of the original grant). For a two year period ending on June 30, 2023, Mr. Porat is entitled to anti-dilution protection such that he is at all times entitled to options for 4% of the then total outstanding number of shares of common stock, after giving effect to the issuance of the option to him. The determination of options for additional shares to which he is entitled shall be determined on a monthly basis. The vesting schedule provides that on the first day of each calendar month options in an amount equal to 1/24 of the then outstanding options vest.

On July 1, 2023, we granted him, additional stock options to purchase 10,237,740 of the Company’s common stock, at a per share exercise price of $0.0001 per share and exercisable through July 2033, which was valued at $92,102. The Options vest over a period of 24 months, on a monthly basis. Following the investment in the Company in 2023, the vesting schedule was expedited of half of the options on December 31, 2023. The Option are subject to the other terms and conditions specified in the option grant agreement between Mr. Porat and the Company. In addition, following the investment in the Company, Mr. Porat was granted an additional 14,500,000 stock options on December 31, 2023, exercisable at a per share exercise price of $0.0001. The options vest over a period of 18 months, on a monthly basis. As of December 31, 2023 the Chief Financial Officer was entitled to 34,975,480 options, of which, as of December 31, 2023, options for 15,356,610 shares have vested.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2023.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Asaf Porat	10,237,740	0	$0.0001	7/1/2031
Asaf Porat	5,118,870	19,618,870	$0.0001	7/1/2033
Adi Shemer	0	1,000,000	$0.0001	2/1/2031
Adi Shemer	2,300,000	20,700,000	$0.0001	7/1/2031

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Compensation of Directors

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2023:

Year Ended December 31, 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)
Neil Kline	—		4,498	(2)				4,498
Ron Merkel			25,997	(3)				25,997

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise.

2.	In respect of options for 500,000 shares of Common Stock

3.	In respect of options for 1,000,000 shares of Common Stock

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2024 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of March 31, 2024. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 416,697,257 shares of common stock outstanding on March 31, 2024.

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock)	SERIES A PREFERRED STOCK (1)	% of class (Series A Preferred)
Officers and Directors

Boris Molchadsky, Chairman	167,303,935	(2)	40.1%	222,664	96.56%
Adi Shemer, Chief Executive Officer	3,450,000	(7)	0.8%
Asaf Porat, Chief Financial Officer and Director	15,356,610	(3)	3.69%	—	—	—
Neil Kline, Director	500,000	(4)	0.001%
Ron Mekler	1,831,604	(6)	0.0044%
5% shareholders	—		—
Plutus Investments LP	56,758,526	(5)	13.62%

Officers and Directors as a Group (five persons)	192,200,063		46.1%	222,664	96.56%	—

(1)	The Series A Preferred Stock were issued in June 2020. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 3,000 votes per share and are convertible at a rate of 1,500 common stock to each preferred share.
(2)	Comprised of 99,754,464 shares held directly by Mr. Molchadsky and 67,549,471 held through Nexense Technologies Inc.

(3)	Comprised of shares issuable upon exercise of currently exercisable options. Does not include options for an additional 6,539,624 shares scheduled to vest over the next 6 months.
(4)	Comprised of 500,000 shares held directly by Mr. Kline. The shares are scheduled to vest over the next 5 months.
(5)	Comprised of (i) 7,059,667 shares and (ii) 49,698,859 shares issuable upon conversion of convertible notes based on the publicly traded stock as of March 1, 2024. The notes are not convertible prior to July 1, 2024.
(6)	Comprised of (i) 1,519,104 shares and (ii) 312,500 shares issuable upon exercise of currently exercisable options.
(7)	Comprised of shares issuable upon exercise of currently exercisable options. Does not include options for an additional 2,855,556 shares scheduled to vest over the next 6 months.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2023 were issuable as compensation to service providers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	62,349,647	0.0071	0

Total	62,349,647	$0.00071	0

(1)	Represents shares of common stock issuable to service providers including officers and directors.

(2)	The weighted average remaining term for the expiration of remaining stock options is 7.41 years.

(3)	Represents shares of common stock available for future issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, since January 1, 2022 there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

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

During December 2022, Mr. Molchadsky lent to the Company a total amount of $22,734. The loan bears interest at an annual rate of 5%, and was repaid in full during the first quarter of 2023.

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

During 2020, the Non-controlling interest in Ta-nooma (subsidiary of SleepX), lent to Ta-nooma a long-term loan. As December 31, 2023, the outstanding loan balance amounts to $47,622.

Director Independence

The Company has two independent director, Neil Kline and Ron Merkel, each of whom is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Barzily & co. for the audit of the Company’s audited financial statements for the years ended December 31, 2023 and December 31, 2022:

	2023	2022

Audit fees (1)	$68,039	$58,133
Audit-related fees (2)	$33,500	$110,235
Tax fees (3)	$0	$0
All other fees	-	-
Total:	$101,539	$168,368

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

Our Board of Directors has appointed Barzily & co, Jerusalem, Israel, company ID 540184942, as our independent registered public accounting firm for the fiscal year ended December 31, 2023.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen of Stock Certificate (1)
4.2	Senior Secured Promissory Note issued on November 24, 2022 by Appyea, Inc. to Leonite Fund I LP
10.1	Agreement dated November 23, 2021betweeh SleepX Ltd. and Pinter Software Systems Ltd. (1)
10.2	Securities Purchase Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.3	Pledge and Security Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.4+	Employment Agreement dated July 1, 2021 between Boris Molchadsky and SleepX Ltd. (1)
10.5+	Employment Agreement dated July 1, 2021 between Asaf Porat and SleepX Ltd. (1)
10.6+	Employment Agreement dated February 5, 2020 between Todd Violette and AppYea, Inc. (1)
10.7	License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (1)
10.8	First Amendment dated May 1, 2022 to License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd (1)
10.9+	Service Agreement dated June 1, 2022 between AppYea, Inc. and GPIS Ltd. (incorporated by reference to the Registration Statement on Form S-1/A file don July 12, 2022) (1)
10.10+	Employment Agreement dated as of July 1, 2023 between SleepX Ltd. and Adi Shemer (2)
21	List of Subsidiaries
23.1	Consent of Barzily &Co
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+ Management Agreement

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022

(2) Incorporated by reference to the current report on Form 8-K filed on July 7, 2023

* Furnished

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.

Date: April 1, 2024	By:	/s/ Adi Shemer
Adi Shemer
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Asaf Porat
Asaf Porat
Chief Financial Officer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Molchadsky	Chairman of the Board, Director	April 1, 2024
Boris Molchadsky

/s/ Adi Shemer	Chief Executive Officer
Adi Shemer	(Principal Executive Officer)	April 1, 2024

/s/ Asaf Porat	Chief Financial Officer	April 1, 2024
Asaf Porat	(Principal Financial and Accounting Officer), Director

/s/ Neil Kline	Director	April 1, 2024
Neil Kline

/s/ Ron Mekler	Director	April 1, 2024
Ron Mekler

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

F-1

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Appyea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appyea Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2021

/s/ Barzily & Co. , CPAs

BARZILY AND CO., CPA’s

Jerusalem, Israel,

April 1, 2024

APPYEA INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

		December 31,	December 31,
	Note	2023	2022
ASSETS
Current assets
Cash and cash equivalents		222	60
Other accounts receivables	3	42	19
Inventory		14	-
Total current assets		278	79

Non-current assets
Property and equipment, net		3	2
Intangible assets, net	4	193	124
Total non-current assets		196	126

Total assets		474	205

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables		51	67
Other accounts payable	5	694	340
Short-term loans from related parties	6(a)	79	80
Convertible loans related party	6(b)	-	36
Convertible loans at amortized cost	7e	796
Convertible loans at fair value	7c	1,203	2,221
Financial liability at fair value	7d	204	24

Total liabilities		3,027	2,768

COMMITMENT AND CONTINGENCIES	8

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	11	-	-
Common stock, $0.0001 par value	11	31	21
Stock Payables		559	27
Additional Paid in Capital		3,197	1,912
Accumulated deficit		(6,326)	(4,509)
Total AppYea Inc. stockholders’ deficiency		(2,539)	(2,549)
Non-controlling interests		(14)	(14)

Total Deficiency		(2,553)	(2,563)

Total liabilities and deficiency		474	205

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

		For the year ended December 31,
	Note	2023	2022

Research and development expenses		(124)	(129)
Sales and marketing		(128)	(16)
General and administrative expenses	12	(1,386)	(2,017)

Operating loss		(1,638)	(2,162)

Change in fair value of convertible loans and warrant liability		262	910

Financial income (expenses), net		(441)	(52)

Loss before income tax benefit		(1,817)	(1,304)

Income tax benefit	13	-	-

Net loss		(1,817)	(1,304)

Net loss attributable to AppYea Inc.		(1,817)	(1,304)

Net Loss Per Common Share:

Basic and Diluted		(0.007)	(0.005)

Weighted Average Number of Common Shares Basic and Diluted		257,223,239	219,588,562

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share and per share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number*	Amount	Number*	Amount	Payables	Capital	Deficit	Total	interests	Deficiency

Balance as of January 1, 2022	300,000	-	218,246,326	21	-	768	(3,205)	(2,416)	(14)	(2,430)

Issuance of shares to service providers	-	-	2,684,472	-	-	102	-	102	-	102
Stock Payables	-	-	-	-	27	-	-	27	-	27
Share based Compensation	-	-	-	-	-	1,042	-	1,042	-	1,042
Net loss	-	-	-	-	-	-	(1,304)	(1,304)	-	(1,304)

Balance as of December 31, 2022	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

Share issuance upon conversion of convertible notes	-	-	19,390,359	1	-	242	-	243	-	243
Beneficial conversion feature (see Note 11C and 7e)	-	-	-	-		66	-	66	-	66
Share issuance upon conversion of preferred stock	(41,255)	-	61,882,500	6	-	(6)	-	-	-
Issuance of shares upon conversion of stock payable			26,633,000	3	(266)	263	-	-	-
Shares to be issued to service providers					75			75		75
Shares to be issued to investors	-	-	-	-	723	-	-	723	-	723
Share based Compensation	-	-	-	-	-	721	-	721	-	721
Net loss	-	-	-	-	-	-	(1,817)	(1,817)	-	(1,817)

Balance as of December 31, 2023	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the year ended December 31
	2023	2022
Cash flows from operating activities:
Net loss	(1,817)	(1,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	24
Share based compensation	796	1,144
Change in fair value of convertible loans and warrant liability	(262)	(910)
Financial expenses, net	441	52
Changes in operating assets and liabilities:
Other current assets	(23)	143
Inventory	(14)	-
Accounts payable	173	171
Accounts payable – related party	84	85
Net cash used in operating activities	(597)	(595)
Cash flows from investing activities:
Research and development expenses capitalization	(93)	-
Net cash provided by investing activities	(93)	-

Cash flows from financing activities:
Loans received from a related party	-	14
Proceeds from convertible Note received less issuance expenses	141	458
Proceeds on account of shares to be issued	724	-
Repayment on account of convertible loans including interest	-	(30)
Net cash provided by financing activities	865	442

Foreign exchange on cash and cash equivalent	(13)	7
Change in cash and cash equivalents	162	(146)
Cash and cash equivalents at beginning of Year	60	206
Cash and cash equivalents at end of Year	222	60

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

SleepX LTD is a company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company (“SleepX”). SleepX is a research and development company that has developed a unique product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents and, the Company started serial production in 2023. Subject to raising working capital, of which no assurance can be provided, the Company intends to focus on further development and commercialization of its products.

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

Strategic Development

The company flag product is AppySleep – A Biofeedback snoring treatment wristband, combined with the AppySleep App (“AppySleep”).

The AppySleep product is currently in serial manufacturing and commercial stage.

Financial position

The financial statements are presented on a going-concern basis. The Company has not yet generated any significant revenues, has suffered recurring losses from operations, has incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of December 31, 2023, the Company has an accumulated deficit of $6,326,000 and a stockholders’ deficiency of $2,539,000. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

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

The accompanying Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates include the ability to continue as a going concern, the recoverability of long-lived assets, the recoverability of amounts due from related parties, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known. See note 7 regarding the Convertible Loans and Warrants estimations.

b.	Financial statements in United States dollars:

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.627 and 3.519 as of December 31, 2023 and 2022, respectively.

c.	Cash and Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

d.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers equipment and software	33

e.	Intangible Assets, net

Identifiable intangible assets are stated at cost, net of accumulated amortization. Patents are amortized using the straight-line method over 7 years .

In addition, the Company capitalizes qualifying costs incurred during the application development stage related to software developed for internal use. These costs are capitalized based on qualifying criteria, as defined in ASC 350-40, “Internal Software Use”. Costs incurred to develop software applications consist of directly attributable costs of preparing the asset for its intended use such as direct labor costs, direct consultants and subcontractors costs, and overhead. Testing of impairment is performed annually over the period of the development project. The company estimates the amortization of those costs over 3 -5 years, using straight line method, per the technology life period.

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2023, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage.

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

g.	Inventory:

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on a first-in, first-out basis or specific cost.

h.	Derivative Financial Instruments

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

j.	Concentrations of credit risks:

The financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Balances in various cash accounts may at times exceed insured limits. We have not experienced any losses in such accounts. Cash and cash equivalents are invested in major banks in Israel and United States. Generally, these deposits may be redeemed upon demand and therefore, management believes there is minimal risk. Other than certain warrant and convertible instruments (derivative financial instruments)., we believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

k.	Convertible Debt:

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

l.	The Fair Value Measurement Option

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

m.	Research and development costs:

Research and development consist of costs incurred in the process of developing product improvements or new products and are expensed to the statement of operations as incurred.

n.	General and administrative expenses:

General and administrative expenses consist of all corporate overhead costs incurred by the Company.

o.	Stock-Based Compensation:

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

p.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), using the liability method whereby deferred tax assets and liability are determined based on the differences between financial reporting and the tax basis for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for uncertain tax provisions in accordance with ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

q.	Basic and Diluted Net Income (Loss) per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and Convertible preferred stock, using the if-converted method: In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ending December 31, 2023 and 2022, there were 260,972,365 and 49,824,701 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The Company determined that the adoption of ASU 2020-06 will not have a material effect on its consolidated financial statements.

Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under current generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The Company determined the adoption of this new accounting guidance and the effect on its consolidated financial statements throughout the period until implementation, and have no impact on the consolidated financial statement

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - OTHER ACCOUNTS RECEIVABLE

	December 31,
	2023	2022
	In U.S. dollars in thousands
Governmental authorities	30	12
Other receivables	12	7
	42	19

NOTE 4 - INTANGIBLE ASSET, NET

On May 12, 2021, SleepX entered into a patent license agreement with Nexense Technologies USA Inc., (“Nexense” or the “Licensor”) a related party, which is controlled by Boris Molchadsky (the company chairman, board member, and control person) pursuant to which SleepX will receive from the Licensor the rights to use all of the Licensor’s owned intellectual property (the “IP”) for any commercial purposes. Management believes that as of the purchase date the IP was not currently ready for private or commercial use and therefore, SleepX will be required to research, develop, apply for patents protection and invest in the IP in order to ready it for commercial use. Any change, improvement, inventive addition, progress, results of research or a new product with respect to intellectual property rights, will all be owned solely by SleepX.

The payment terms for the license agreement are 3% of the gross profit arising from the sale of the products based on the licensed IP and up to an aggregate amount of $2,000,000. As part of the agreement, SleepX has issued to the related party shares equivalent to 40% of SleepX, after dilution.

The IP asset is valued in the financial statements at the cost that Licensor paid to acquire the IP. As of December 31, 2023, the Company has not generated any revenues and accordingly no royalties were incurred and paid.

Cost	$163,000
Accumulated amortization	$(62,014)
$100,986

For both years ended December 31, 2023 and 2022 the amortization expenses amounted to $23,285.

As AppySleep is proving the capability of the product and the concept at its base, the company chooses to capitalize the development expenses related to the new version of the product which will include a cloud-based version of the App, and an IOS version of the product in order to approach the entire market. The expenses which will be capitalized are the payments to the development company, the writer of the algorithm and the designer of the app.

As of 12.31.2023, the R&D software capitalization described above amounted to $90,470.

NOTE 5 - OTHER ACCOUNTS PAYABLE

	December 31,
	2023	2022
	In U.S. dollars in thousands
Accrued expenses	109	62
Deferred income	7	6
Government institutions	79	4
Credit card	1	-
Employees and payroll accruals (including related party payables)	498	268
	694	340

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Short-term loans from related parties

During December 2022, Boris Molchadsky advanced a loan to the Company in the amount of NIS 80,000 ($22,734). The loan bears interest at an annual rate of 5%. The loan was repaid in full during the first quarter of 2023.

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

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725 ($31,907). The loan does not carry any interest expense and the repayment terms have yet to be determined.

B.	Convertible loans related party

See Note 7.

C.	Balances with related parties

	December 31,
	2023	2022
	In U.S. dollars in thousands
Liabilities:
Employees and payroll accruals (including related party payables)	498	268
Related party payables	129	140
Short term loan Note 6(a)	79	80
Convertible loan Note 6(b)	-	36

D.	Transactions with related parties

	Year ended December 31,
	2023	2022
	In U.S. dollars in thousands
Expenses:
Salaries and related cost	346	314
Shared based compensation	721	1,042

All of the four board members in the Company do not receive cash compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada. See notes 9 and 10 regarding salaries agreements.

E.	Purchase of IP and royalties to related party

See Note 4

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE LOANS AND WARRANTS

A.	Convertible loans related party

On August 22, 2021 Evergreen Venture Partners LLC, owned by Douglas O. McKinnon, former CEO of the Company, agreed to advance to the Company up to $265,000 in tranches under the terms of an 18 month unsecured promissory note. Under the terms of the note, which bears interest at a rate of 8% per annum, the investor can convert the note into shares of common stock at 35% discount to the highest daily trading price over the 10 days’ preceding conversion but in any event not less than $0.10 per share. The note contains standard events of default. As of December 31, 2022, the related party has advanced to the Company $25,000 funds under the Note and there are no assurances if there will be additional amounts transferred. As of December 31, 2022, the fair value as estimated by an independent external evaluation was $36,167. The Note was purchased on August 16, 2023 for $27,000 (Note 11C) and ceased to be from a related party.

B.	The following table summarizes fair value measurements by level as of December 31, 2023 and, 2022 measured at fair value on a recurring basis:

December 31, 2022	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans at fair value	-	-	2,257	2,257
Financial liability		-	24	24

December 31, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans at fair value	-	-	1,203	1,203
Financial liability		-	204	204

C.	The Convertible Loans at fair values changes consist of the following as of December 31, 2023 and 2022:

	Convertible Loans at Fair Value
	December 31, 2023	December 31, 2022
	$000
Opening Balance	2,257	2,492
Additional convertible loans (1)	153	526
Repayment of convertible loan (2)	0	(18)
Conversion of convertible loan (3)	(243)	-
Decrease of Notes purchased (Note 11C)	(530)	-
Change in fair value of convertible loans liability through profit or loss	(434)	(743)
Closing balance	1,203	2,257

(1)	During the years ended December 31, 2023, and 2022, the Company received a loan in the principal amount of $152,750 and $526,826 respectively.

(2)	During the years ended December 31, 2023, and 2022, the Company repaid 0 and $17,500, respectively.

(3)	During the years ended December 31, 2023, and 2022, a total amount of $242,538 and $0 respectively, were converted into 19,695,180 shares of common stock.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of December 31,	As of December 31,
	2023	2022
Expected term (in years)	0.5	0.5
Expected average (Monte Carlo) volatility	213%	169%
Expected dividend yield	-	-
Risk-free interest rate	5.26%	4.8%
WACC	27%	30%

Convertible loans (Hereinafter: CLA)

During the years 2017-2021, the Company entered into convertible loan agreement (“CLA “) contracts with several investors as detailed below.

Investor 1 - Plutus

CLA 1 (Issued by the company During March 2019 - January 2021)

The CLA is convertible into shares of the Company’s Common Stock at a per share price equal to the lesser of (i) $0.04, and (ii) the variable conversion price, which is defined as 65% of the lowest daily Volume Weighted Average Price (‘VWAP’) in the twenty (20) Trading Days prior to the Conversion Date. The Note has 5% annual interest rate. As of December 31, 2023, the Maturity date for the CLA is June 30, 2024.

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Monte Carlo model and the Company assumptions regarding the expected conversion date. Using this model and assumptions, the fair value was evaluated for $756,963 as a current maturities of convertible loans on December 31, 2022.

CLA 2 (Issued by the Company at the year of 2021)

During the year 2021, the Company entered into a new CLA contract with Investor 1. In exchange for the CLA, the Company received an amount of $250,000. As of December 31, 2023 the maturity date of the CLA is June 30, 2024.

The CLA is convertible at a fair value measurement option at a price per share equal to the expected PPS at IPO event. Following the registration statement becoming effective, the conversion price was changed into $0.01.

The CLA was evaluated at a fair value measurement option as one component because in each scenario the investors will prefer to convert the company shares instead of receiving the loan.

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Company assumptions regarding the expected conversion date. Using these assumptions, the fair value was evaluated, based on Monte Carlo model, for $555,039 as current maturities of convertible loans as of December 31, 2022.

As of December 31, 2023, the fair value of both CLA together was evaluated at $1,203,758.

Investor 2 - Leonite

On November 24, 2021, the Company signed CLA, Warrants and SPA agreements with Investor 2 for an aggregate amount of $500,000. As of December 2021, the Company received the first tranche an amount of $110,000 out of the aggregate committed amount. on May 09, 2022, the second tranche of $390,000 was transferred to the Company. Upon receival of each tranche, the company issued to the investor 200,000 common shares in consideration of the note. The maturity date of the Note is the earlier of 12 months from the date of each advance or the date the Company closes on a registered public offering.

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

In order to evaluate the CLA components, it was evaluated based on their fair value ratio and then multiplied the residual by the acceptable ratio of each of the CLA components. In addition, the independent valuation appraiser used Monte Carlo model and Company assumptions regarding the expected conversion date and the expected return date of the principal amount. Using this model and assumptions, the expected conversion amount was evaluated.

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

As of December 31, 2022 the Loan component was evaluated at $693,410 and presented as current maturities of convertible loans. As of December 31, 2023 the Loan principal and accrued interest amounted to $570,167.During the third quarter of 2023 the note was purchased (see note 11C).

Investor 3 - Diagonal

On November 23, 2022, the Company signed CLA agreement with Investor 3 for an aggregate amount of $675,000. As of December 31, 2022, the Company received an amount of $68,000 out of the total amount. The maturity date is December 31, 2024.

The Convertible Promissory Note will be convertible at a price equal 65% of the lowest trading price during the (10) days prior to the conversion date, with 35% discount. The Convertible Promissory Note was evaluated as a single component.

As of December 31, 2022 the Convertible Promissory Note was evaluated at $89,318 presented as current maturities of convertible loans. As of December 31, 2023 the Loan principal and accrued interest amounted to $180,960. During the third quarter of 2023 the note was purchased (see note 11C).

Rest of the investors

During the year 2021, the Company signed an additional CLA with an investor for the amount of $75,000.

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

In order to calculate the fair value of the CLA, the independent valuation appraiser used Company assumptions regarding the expected conversion date. Using Company WACC, the fair value was evaluated for $109,908 as of December 31, 2022 and converted into 6,477,000 during the first quarter of 2023.

Warrants and financial liabilities

D.	The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022:

Warrants Outstanding and Exercisable
		Weighted Average Remaining	Weighted
Number of Warrants		Contractual life (in years)	Average Exercise Price	Valuation as of December 31, 2022
300,000	*)	2.9	0.043	$11,351
300,000	*)	3.35	0.043	$11,679
8,334		2.9	0.6	$230
32,500		3.35	0.6	$992

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding and Exercisable
	Weighted Average Remaining	Weighted
Number of Warrants	Contractual life (in years)	Average Exercise Price	Valuation as of December 31, 2023
8,334	2.16	0.6	$23
32,500	2.61	0.6	$116

*)	600,000 Warrants were cancelled (Note 11C)

The estimated fair values of the Warrants were measured according to the data as follows:

	As of December 31,	As of December 31,
	2023	2022
Expected term	0.46	2.9-3.35
Expected average volatility	224%	179%
Expected dividend yield	-	-
Risk-free interest rate	5.3%	4.09%-4.15%
Common Stock Market Value	$0.015	$0.043

Investor 1 agreed to extend the maturity date of his notes to June 30, 2024 and to not convert such note during such period. In consideration thereof, the Company agreed with the holder that in the event that on June 30, 2024 the preceding 90 day VWAP is less than $0.04 (the “90 day VWAP”), then the Company will issue to the holder additional shares of the Company’s common stock where the number of shares is determined by quotient of the spread below $0.04 times seven million shares divided by the 90 day VWAP (the “Plutus Commitment”. The Plutus Commitment was accounted as a financial liability measured at fair value through profit or loss. As of December 31, 2023 the Plutus Commitment amounted to $203,718.

E.	The Convertible Loans at amortized cost changes consist of the following as of December 31, 2023 (See also 11c):

December 31, 2023
000$
Opening balance	-
Transition from convertible loans measured at fair value to measurement at amortized cost	530
Beneficial conversion feature	(66)
Financial expenses related to transition from fair value measurement to amortized cost	304
Accrued interest through profit or loss	28
Closing balance	796

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - COMMITMENT AND CONTINGENCIES

A)	On March 15, 2020, SleepX entered into license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to research, develop, manufacture use, market, distribute, offer for sale and sell the licensed products covered in the license agreement (the “Licensed Products”). The payment terms for the license agreement are as follows:

1.	Annual license fee – annual payments as follows:

Year	US$K
1-4	0
5	10
6	20
7	30
8	40
9-15	50

2.	Running royalties – 3% of all net sales received from the licensed products for a period of up to 15 years from initiation of sales in each state using licensed IP.
3.	Sublicense payments –

a.	25% of sublicense income received prior to attainment of all regulatory approval for marketing and sale of the licensed products in the first jurisdiction where the licensed products is intended to be sold.
b.	15% of sublicense income received after the date recorded in section (a) above, but prior to the first commercial sale of the licensed product.
c.	10% of sublicense income received after the date recorded in section (b) above.

4.	Milestone payment – payment of $60,000 upon the attainment of regulatory approval from applicable authority in USA or Europe to market and sell the licensed products.
5.	Exit Fee Varies according to its kind upon consummation of the Exit event.

In addition to the payment terms mentioned above, SleepX will reimburse the Licensors for all incurred in the filling, prosecution and maintenance of the licensor’s patents prior to the effective date. The amount of such expenses was $74,850 which was paid and are included in the financial statements.

B)	In addition, the Company’s obligations under the CLA purchased from Leonite as mentioned below in Note 11-C, are secured by a security interest in substantially all of its assets according to a Security Agreement dated as of November 24, 2021 between the investor and the Company.

C)	On April 2022, SleepX entered into an additional license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years (the “additional license agreement”). According to the additional license agreement, the Company will pay annual license fees according to the scheduled payments set forth above.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFITS

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

NOTE 10 - STOCK BASED COMPENSATION

On July 1, 2021, SleepX commenced the employment of two employees, the Chief Financial Officer and the Chairman who are both considered related parties. Under the agreement with the employees, they are entitled to receive NIS 20,000 ($5,683) monthly salary (see also below). In addition, the Chief Financial Officer is entitled to share-based compensation. For a two-year period ending on June 30, 2023, the Chief Financial Officer is entitled to anti-dilution protection such that he is at all times entitled to options for 4% of the then total outstanding number of shares of common stock, after giving effect to the issuance of the option to him. The determination of options for additional shares to which he is entitled shall be determined on a monthly basis.

On July 1, 2023, the company granted the company CFO a stock options to purchase 10,237,740 of the Company’s common stock, at a per share exercise price of $0.0001 per share and exercisable through July 2033, which was valued at $92,102. The Options vest over a period of 24 months, on a monthly basis. Following the investment in the Company in 2023, the vesting schedule was expedited of half of the options on December 31, 2023. The Option are subject to the other terms and conditions specified in an Option Grant Agreement between CFO and the Company. In addition, following the investment in the company, CFO was granted an additional 14,500,000 stock options on December 31, 2023, exercisable at a per share exercise price of $0.0001, and were valued at $217,437 as of grant date. The options vest over a period of 18 months, on a monthly basis.

As of December 31, 2023 and 2022 the Chief Financial Officer was entitled to 34,975,480 and to 9,205,450 options, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION (Cont.)

On July 1, 2023, Adi Shemer was appointed as Chief Executive Officer (“CEO”) of the Company. Mr. Shemer has been working with the Company since February 2023 as a consultant. In connection with his appointment as CEO, CEO and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Shemer Employment Agreement”) setting forth the terms of his employment and compensation. Under the Shemer Employment Agreement, CEO is entitled to monthly salary of 40,000 NIS (equivalent to $10,810 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, CEO is also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either CEO or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

Under the Shemer Employment Agreement, Mr. Shemer was awarded options for 11,500,000 shares of the Company’s common stock at a per share exercise price of $0.0001, vesting over a period of 30 months, on a quarterly basis, beginning with the quarter ending September 30, 2023, provided that CEO continues in the employ of SleepX and continues to provide CEO services to the Company. In addition, CEO is entitled to options for an additional 11,500,000 shares at the same exercise price which shall vest at the end of a 30-month period as of commencement date. The options are exercisable through July 2033. In connection with the consulting services rendered prior to his appointment as CEO, he was awarded options for 1,000,000 shares of the Company’s common stock, exercisable through February 2033 at a per share exercise price of $0.0001 per share.

As of December 31, 2023, the Chief executive Officer was entitled to 24,000,000 options.

A.	The estimated fair values of the options granted were measured as follows:

Grant date	July 1, 2021	February 1, 2023
Expected term	2 years	3 years
Expected average volatility	187.7%	187.7%
Expected dividend yield	0	0
Common Stock Value	$0.76	$0.0205
Risk-free interest rate	0.3%	3.39%

Grant date	July 1, 2023	December 31,2023
Expected term	2 years	1.5 years
Expected average volatility	172%	172%
Expected dividend yield	0	0
Common Stock Value	$0.009	$0.015
Risk-free interest rate	3.86%	3.88%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION (Cont.)

The table below depicts the number of options granted to such employee:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Chief Financial Officer	10,237,740	0	$0.0001	07.01.2031
Chief Financial Officer	5,118,870	5,118,870	$0.0001	07.01.2033
Chief Financial Officer	0	14,500,000	$0.0001	12.31.2033
Chief Executive Officer	0	1,000,000	$0.0001	2.1.2033
Chief Executive Officer	2,300,000	20,700,000	$0.0001	7.1.2033
Total	17,656,609	41,318,870

In addition, each of the employees is entitled to a success bonus of 1.5% of any capital raised up to a total raise of $10M and a success bonus of 1.0% of any revenues of the company up to accumulated revenues of $20M.

The salary of the employees shall increase following a successful funding raise in the following manner: (1) NIS 20,000 ($5,683) salary for an accumulated $500K-$1M capital raise; (2) additional NIS 10,000 ($2,842) for every additional $1M raise or a year after the commencement date, the earliest of which; the increase shall continue up to a NIS 72,000 ($20,460). AppYea absorbs 50% of the cost of the SleepX employees as management fees. As of December 31, 2023, the employee monthly gross salary raised to a total amount of NIS 50,000 (including the salary basis – as described above in Note 10).

C.	On January 1, 2023, the Company engaged with Ron Mekler as a board member. For his services he was granted stock option to purchase 500,000 of the Company’s common stock, valued at $21,498. The Options vest as follows: (i) 50% on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option are exercisable at a per share exercise price of $0.0001 and are otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

On July 1, 2023, the Company granted Mr. Mekler additional option to purchase up to 500,000 shares of the Company’s common stock, valued at $4,498. The Options vest over 12 months, on a monthly basis. The Options are exercisable at a per share exercise price of $0.0001 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between her and the Company.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION (Cont.)

D.	On July 1, 2023, the Company granted Mr. Neil Kline, a Company board member, additional options to purchase up to 500,000 shares of the Company’s common stock, valued at $4,498. The Options shall vest over 12 months, on a monthly basis. The Options are exercisable at a per share exercise price of $0.0001 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between him and the Company.

E.	The table below depicts the number of options granted to consultants and employees:

	twelve months ended December 31, 2023
	Number of options	Weighted average exercise price in USD

Options outstanding on January 1, 2023	10,246,284	$0.0001
Options granted during the period	52,103,363	$0.0009
Options outstanding at the end of period	62,349,647	$0.0007
Options exercisable at the end of period	19,059,944	$0.0016

For the years ended December 31, 2023 and 2022 the Company recognized expenses, to such options, in the amount of $721,000 and 1,042,000, respectively. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

NOTE 11 - STOCKHOLDERS’ EQUITY

A.	Convertible Preferred Stock

Each convertible preferred A share is convertible into 1,500 shares of common stock and may be voted together with the common shares at a rate of 3,000 shares of common stock. (1,000 shares prior to June 18, 2023.

As of December 31, 2023, and 2022, 258,745 and 300,000 shares respectively of the Company’s convertible preferred stock were issued and outstanding. There are 500,000 convertible preferred shares authorized.

On June 18 2023, the holders of the majority of the Company outstanding convertible Preferred Series A Shares par value $0.0001 per share (the “Preferred Shares”) agreed to provide that each Preferred Share shall have voting rights equal to 3,000 shares of the Company’s Common Stock which may be vote at any meeting or any action of the Company shareholders at which the holders of the Common Stock are entitled to participate.

B.	Common Stock

As of December 31, 2023, and 2022, 328,836,657 and 220,930,798 shares of the Company’s common stock were issued and outstanding, respectively. There are 900,000,000 authorized common shares as of December 31, 2023 and 2022.

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;
2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;
3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

C.	Investment and changes in Notes

Investment in the company - In June 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with qualified investors (collectively, the “Investor”), pursuant to which the Company agreed to issue and sell (the “Offering”) up to an aggregate of 135,000,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) at a per share purchase price of $0.01, and Common Stock purchase warrants, exercisable for a two year period from the date of issuance, to purchase up to an additional 135,000,000 shares of Common Stock at a per share exercise price of $0.04 (the “Warrants”). The subscription agreement was closed on July 19, 2023. As of December 31, 2023, the Company received aggregate gross proceeds of $723,569 from the Investor, which entitles him 72,356,853 shares and warrants. 28,633,000 shares were issued and the residual amount of 43,756,853 was presented as shares to be issued. No assurance can be provided that the Investors will provide additional investments.

Purchase of Notes of the company - As part of the investment agreement above, the Investor and other unaffiliated entities (collectively, the “Purchasers’) purchased from Leonite Fund LP and Diagonal Lending LLC outstanding convertible promissory notes issued by the Company. Following the purchase of these outstanding notes, the Purchasers and the company agreed to amend the terms of the notes to extend the maturity date of each note to December 31, 2024, and to amend the conversion price thereof to $0.00561 (in the case of note purchased from Leonite Funding LP) and $0.005 (in the case of the note purchased from Diagonal Lending LLC). In addition, the Purchasers agreed to not convert the notes purchased until the earlier of June 30, 2024, and such time as the Purchasers complete the purchase of an additional outstanding promissory note issued by the Company to an unrelated third party in the aggregate amount of $720,000 (the “Additional Third Party Note”). As a result of the change in conversion terms the company booked the purchased notes as loans in principal value of $768,000 bearing 8% annual interest rate, which created financial expense of $304,000 and the Additional Third party note was registered in fair value of as of December 31, 2023, in the amount of $1,203,758.

Warrants cancelation - In connection with the purchase from Leonite of the Note by the Purchasers, the 600,000 Warrants previously issued to Leonite were cancelled.

Purchase of preferred shares - On August 16, 2023, the purchasers completed the purchase of 67,068 Series A convertible preferred stocks and the purchase of a related party note. The Purchasers agreed to amend the terms of the note, to extend the maturity date to December 31, 2024, and to amend the conversion price thereof to $0.005.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2023	2022
	In U.S. dollars in thousands
Salaries and related costs	757	1,356
Professional services	424	605
Vehicle expenses	11	10
Rent and building maintenance	-	1
Others	194	45
	1,386	2,017

NOTE 13 - TAXES ON INCOME

A.	Taxation under Various Laws

The tax rate applicable to SleepX Ltd. and Ta-nooma Ltd. In Israel is 23%.

US Federal tax rate applicable to AppYea Inc. is 21%.

B.	Net operating losses carryforward

As of December 31, 2023 and 2022, the net operating losses (including research and development expenses incurred) for SleepX amount to approximately $1,057,000 and $489,000, respectively.

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

D.	Income tax expenses

Income tax expense for the years ended December 31, 2023 and 2022 are as follows:

December 31,
	2023	2022

Current income tax	-	-
Deferred taxed	-	-
	-	-

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13 - TAXES ON INCOME (CONT.)

E.	Tax Assessments

The Company has not received final tax assessments for income tax purposes since incorporation.

F.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
	In U.S. dollars in thousands
Deferred tax assets:
Net operation loss carryforward	243	178

Net deferred tax asset before valuation allowance	243	178
Valuation allowance	(243)	(178)

Net deferred tax asset	-	-

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

NOTE 14 - CONTINGENCIES

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

A preliminary hearing was held on February 14, 2024. The presiding judge did not rule on the preliminary pleadings and urged the parties to attempt mediation before the ruling. The parties are considering different mediators (which must be mutually agreed to) and following the selection of a mediator, the parties will schedule a date for the mediation.

The Company cannot, at this stage, know the effects, if any, of these actions on its subsidiary SleepX and / or the Company, and accordingly, no provision was recorded.

NOTE 15 - SUBSEQUENT EVENTS

A.	On October 7th, 2023, “Iron Swords” war broke out in Israel (“The war”). As a result, the scope of economic and business activity in the country decreased. The company relies on foreign suppliers for manufacturing, marketing and shipment of products, and as such, doesn’t see any implication on the Company’s operations. Product development made in Israel slowed down and as of December 2023 returned to normal rate.

B.	On January 1, 2024, the company engaged with a consultant. For his services he was granted stock option to purchase 2,300,000 of the Company’s Common Stock, valued at $34,350. Upon grant, the Options vest on a monthly basis, over a period of 30 months as of the Commencement Date ending June 30, 2026. The options are exercisable at a per share exercise price of $0.01 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between optionee and the Company.

C.	On January 1, 2024, the company engaged with an additional consultant. For his services, he was granted a stock option to purchase 600,000 of the Company’s Common Stock, valued at $8,961. Upon grant, the Options vest on a monthly basis, over a period of 30 months as of the Commencement Date ending June 30, 2026. The Option are exercisable at a per share exercise price of $0.01 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between optionee and the Company.

D.	On January 1, 2024, the company engaged with a note holder as a consultant. For his services, he was granted a stock option to purchase 5,000,000 of the Company’s Common Stock, valued at $74,675. Upon grant, the Options vest on a monthly basis, over a period of 12 months as of the Commencement Date ending December 31, 2024. The Option are exercisable at a per share exercise price of $0.0001 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between optionee and the Company.

E.	During the first quarter of 2024, the company received, as part of the agreement in Note 11C, an additional investment of $456,431.

