Form 10-K/A
period 2023-12-31
APPYEA, INC
filed 2024-05-17
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Auditor Name	Auditor Location	Auditor Firm ID
BARZILY AND CO., CPA’s	Jerusalem, Israel,	2015

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, to amend in its entirety Item 9A: CONTROLS AND PROCEDURES of Part II of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing.

Except as described above, no other information in the Form 10-K has been changed or updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. This Amendment is part of the Original Filing and should be read in conjunction with the Form 10-K. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and regulations promulgated thereunder) as of December 31, 2023, or the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective for the reasons set forth below.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

Our management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, and as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. We continue to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, we evaluate and assess our internal controls and procedures regarding our financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis.

While the material weakness set forth above was the result of the scale of the Company’s operations and is intrinsic to its small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Amendment are as follows:

(a)(3) Exhibits

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certificate of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Boris Molchadsky	Chairman of the Board, Director	May 17, 2024
Boris Molchadsky

/s/ Adi Shemer	Chief Executive Officer
Adi Shemer	(Principal Executive Officer)	May 17, 2024

/s/ Asaf Porat	Chief Financial Officer	May 17, 2024
Asaf Porat	(Principal Financial and Accounting Officer), Director

/s/ Ron Mekler	Director	May 17, 2024
Ron Mekler