Form 10-Q
period 2024-03-31
APPYEA, INC
filed 2024-05-20
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2024; or

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

As of May 20, 2024, there were outstanding 451,113,064 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

March 31, 2024

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

3

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	373	222
Accounts receivables	1	-
Other accounts receivables	30	42
Inventory	14	14
Total current assets	418	278

Non-current assets
Property and equipment, net	2	3
Intangible assets, net	238	193
Total non-current asset	240	196

Total assets	658	474

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	24	51
Other accounts payable	679	694
Short-term loans from related party	79	79
Convertible loans at amortized cost	811	796
Convertible loans – At fair value	2,160	1,203
Financial liability at fair value	72	204
Total current liabilities	3,825	3,027
Total liabilities	3,825	3,027

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	41	31
Stock payables	657	559
Additional Paid in Capital	3,719	3,197
Accumulated deficit	(7,570)	(6,326)
Total AppYea Inc. stockholders’ deficiency	(3,153)	(2,539)
Non-controlling interests	(14)	(14)

Total Deficiency	(3,167)	(2,553)

Total liabilities and deficiency	658	474

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the three months ended March 31,
	2024	2023
	Unaudited	Unaudited

Sales	13	-
Cost of sales	(3)	-
Gross profit	10	-

Research and development expenses	(60)	(9)
Sales and marketing	(54)	-
General and administrative expenses	(294)	(427)

Operating loss	(398)	(436)

Change in fair value of convertible loans and warrant liability	(824)	166

Financial income (expenses), net	(22)	(19)

Loss before income tax benefit	(1,244)	(289)

Income tax benefit	-

Net loss	(1,244)	(289)

Net loss attributable to AppYea Inc.	(1,244)	(289)

Net Loss per Common Share:

Basic and Diluted	(0.003)	(0.001)

Weighted Average number of Common Shares Outstanding basic and diluted	380,266,957	225,248,108

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Additional Paid in	Shares to be	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Capital	issued	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	3,197	559	(6,326)	(2,539)	(14)	(2,553)

Share based Compensation	-	-	-	-	147	-	-	147	-	147
Net loss	-	-	-	-	-	-	(1,244)	(1,244)	-	(1,244)
Shares to be issued to service providers	-		-	-	-	25	-	25	-	25
Issuance of Shares	-		60,143,100	6	379	(2)	-	383	-	383
Shares to be issued to investors			-	-	-	75	-	75	-	75
Options exercise			500,000	-	-	-	-	-	-	-
Share issuance upon conversion of Preferred stock	(28,147)	-	42,217,500	4	(4)	-	-	-	-	-

Balance as of March 31, 2024	230,598	-	431,697,257	41	3,719	657	(7,570)	(3,153)	(14)	(3,167)

	Preferred Stock		Common Stock		Additional Paid in	Shares to be	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Capital	issued	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2023	300,000		220,930,798	21	1,912	27	(4,509)	(2,549)	(14)	(2,563)

Share based Compensation	-	-	-	-	279	-	-	279	-	279
Net loss	-	-	-	-	-	-	(289)	(289)	-	(289)
Shares to be issued	-	-	-	-	-	1	-	1	-	1
Share issuance upon conversion of Convertible notes.	-	-	8,634,616	1	160	-	-	161	-	161

Balance as of March 31, 2023	300,000	-	229,565,414	22	2,351	28	(4,798)	(2,397)	(14)	(2,411)

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The Three Months Ended March 31,
	2024	2023
	Unaudited
Cash flows from operating activities:
Net loss	(1,244)	(289)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6	6
Share based compensation	172	279
Change in fair value of convertible loans and warrant liability	824	(147)
Financial expenses, net	14	-

Changes in operating assets and liabilities:
Other current assets	11	1
Accounts payables	(24)	74
Accounts payables – related party	(16)	(21)
Net cash used in operating activities	(257)	(97)

Cash flows from investing activities:
Research and development expenses capitalization	(50)	-
Net cash used in investing activities	(50)	-

Cash flows from financing activities:
Proceeds from issuance of Common Stock	381	-
Proceeds from convertible Note received, net of issuance expenses	-	141
Proceeds on account of Shares to be issued	75	-
Net cash provided by financing activities	456	141

Foreign exchange on Cash and cash equivalents	3	(4)
Change in cash and cash equivalents	152	40
Cash and cash equivalents at beginning of period	222	60

Cash and cash equivalents at end of period	373	100

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

SleepX LTD is a company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company (“SleepX”). SleepX is a research and development company that has developed a proprietary product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents and the Company started serial production in 2023. Subject to raising working capital, of which no assurance can be provided, the Company intends to focus on further development and commercialization of its products.

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

Strategic Development

The company flagship product is AppySleep – A Biofeedback snoring treatment wristband, combined with the AppySleep App (“AppySleep”).

The AppySleep product is currently in serial manufacturing and commercial stage.

Financial position

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of March 31, 2024, the Company had an accumulated deficit of $7,570,000 and a stockholders’ deficiency of $3,153,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2023 from which the accompanying condensed consolidated balance sheet dated December 31, 2023, was derived. The accounting policies implemented in the interim financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2023, except of the following accounting pronouncement adopted by the Company.

Recently Issued Accounting Pronouncements

Effective January 1, 2024, the Company adopted ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stocks, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. The adoption of this new accounting guidance did not have an effect on the consolidated financial statements.

Effective January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under current generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The Company determined the adoption of this new accounting guidance and the effect on its financial statements throughout the period until implementation, and have no impact on the financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue Recognition at the amount to which it expects to be entitled when control of the products or services is transferred to its customers.

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

Our contracts are typically governed by a customer purchase order. The contract generally specifies the delivery of what constitutes a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when we invoice customers, or receive customer cash payments, in advance of satisfying the related performance obligation(s) under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We have one main revenue stream: wristband sales, with the AppySleep App. For this revenue stream, our performance obligations are satisfied at a point in time, and therefore, revenue is recognized at point in time when a customer takes control of the good or asset created by the service. Factors that may indicate transfer of control are when we have the right to receive payment for the good or service, when the legal title of the asset has been transferred, physical possession of the asset has been transferred, the customer obtains the significant risks and rewards of ownership of the asset, and the customer accepts the asset. For customers, control is transferred upon delivery.

We leverage drop-ship shipments with our partners and suppliers to deliver wristbands to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-ship arrangements on a gross basis as the principal in the transaction when the product is received by the customer because we control the product prior to transfer to the customer. We also assume primary responsibility for the fulfillment in the arrangement, we assume inventory risk if something were to happen to the hardware during shipping, we set the price of the product charged to the customer.

The Company intend to recognize records reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Short-term loans from related parties

During 2021, SleepX borrowed from Nexense Technologies USA. Inc., a Delaware corporation which is majority owned by Boris Molchadsky, the Company’s Chairman. an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (5.18% in 2024).

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of March 31, 2024, the loan balance amounted to NIS 115,725 ($31,906).

B.	Balances with related parties

	March 31, 2024	December 31, 2023
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	267	498
Related party payables	208	129
Short term loans	79	79

C.	Transactions with related parties

	For the three months ended March 31,
	2024	2023
	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $116,000 and $721,000, respectively)	190	1,067

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	1,203	1,203
Financial liability		-	204	204

March 31, 2024	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	2,160	2,160
Financial liability		-	72	72

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans changes consist of the following as of March 31, 2024 and December 31, 2023:

	Convertible Loans at Fair Value
	March 31, 2024	December 31, 2023
	$000
Opening Balance, (including short term loans from related party which is also convertible)	1,203	2,257
Additional convertible loans (a)	-	153
Conversion of convertible loan (b)	-	(243)
Decrease of notes purchased	-	(530)
Change in fair value of convertible loans liability	957	(434)
Closing balance	2,160	1,203

(a)	During the quarter ended March 31, 2024, and the year ended December 31, 2023, the Company raised a principal amount of nill and $152,750, respectively.

(b)	During the quarter ended March 31, 2024, and the year ended December 31, 2023 a total amount of nill and $242,538 (which were converted into 8,634,616 shares of common stock), respectively.

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of	As of
	March 31, 2024	December 31, 2023
Expected term (in years)	0.25	0.5
Expected average (Monte Carlo) volatility	83%	213%
Expected dividend yield	-	-
Risk-free interest rate	5.46%	5.26%
WACC	27%	27%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2023
8,334	2.16	0.6	$23
32,500	2.61	0.6	$116
7,000,000	0.46	0.015	$203,718

The following table summarizes information relating to outstanding warrants as of March 31, 2024:

Warrants Outstanding
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of March 31, 2024

7,000,000	0.21	0.01024	$71,702
8,334	1.91	0.6	$23
32,500	2.36	0.6	$116

The estimated fair values of the Warrants were measured according to the data as follows:

	As of	As of
	March 31, 2024	December 31, 2023
Expected term	0.21	0.46
Expected average volatility	87%	224%
Expected dividend yield	-	-
Risk-free interest rate	4.19%	5.3%
Common Stock Market Value	$0.01024	$0.015

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4	-	CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans at amortized cost changes consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	$000
Opening balance	796	-
Transition from convertible loans measured at fair value to measurement at amortized cost	-	530
Beneficial conversion feature	-	(66)
Financial expenses related to transition from fair value measurement to amortized cost	-	304
Accrued interest through profit or loss	15	28
Closing balance	811	796

NOTE 5 - STOCK BASED COMPENSATION

A.	The table below depicts the number of options granted to employees and service providers:

	Three months ended March 31, 2024
	Number of	Weighted average exercise price
	options	in USD

Options outstanding at January 1, 2024	62,349,647	$0.0007
Options granted during the period	7,900,000	$0.00373
Options exercised during the period*	(500,000)	$0.0001
Options outstanding at the end of period	69,749,647	$0.00107
Options exercisable at the end of period	25,650,311	$0.00136

*	A board member exercised his options into shares during the quarter

For the three months ended March 31, 2024 and 2023 the company recognized expenses, to such options, in the amount of $147,000 and $279,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On January 1, 2024, the Company engaged with a consultant. For his services he was granted stock option to purchase 2,300,000 of the Company’s Common Stock, valued at $34,350. The Options are vested on a monthly basis, over a period of 30 months as of the commencement date ending June 30, 2026. The options are exercisable at a per share exercise price of $0.01 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between optionee and the Company.

B.	On January 1, 2024, the Company engaged with an additional consultant. For his services, he was granted a stock option to purchase 600,000 of the Company’s Common Stock, valued at $8,961. The Options are vested on a monthly basis, over a period of 30 months as of the Commencement Date ending June 30, 2026. The Option are exercisable at a per share exercise price of $0.01 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between optionee and the Company.

C.	On January 1, 2024, the Company engaged with a note holder as a consultant. For his services, he was granted a stock option to purchase 5,000,000 of the Company’s Common Stock, valued at $74,675. Upon grant, the Options vest on a monthly basis, over a period of 12 months as of the Commencement Date ending December 31, 2024. The Option are exercisable at a per share exercise price of $0.0001.

D.	During the first quarter of 2024, the company received an additional investment of $456,431 and registered shares to be issued from that investment in the amount of 7,500,000 common shares.

E.

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

NOTE 7 - SUBSEQUENT EVENTS

A.

On May 13, 2024, Mr. Neil Kline announced the company on his resignation from the board of directors of the company. In Parallel, Mr. Kline signed an advisor agreement with the company to serve as an advisor of the Board, and provide services related to the development of company future products, creating marketing tools for company needs, and assist with filings and projects of the company.

B.

On May 14, 2024, the Board of the Company (the “Boad”) approved the conversion of outstanding amounts owed to its officers and directors for unpaid compensation for options of the Company’s common stock, as follows: Boris Molchadsky, the Company chairman, and Asaf Porat, the Company CFO, agreed to convert a portion their unpaid compensation into options for shares of the Company’s common stock at a per share conversion rate of $0.07 and $0.04, respectively, and Adi Shemer, the Company CEO, has agreed to convert the entire unpaid compensation to him into options for shares of the Company’s common stock at per share conversation date of $0.04, in each case under a Company compensation Plan to be approved by the Company and its shareholders and qualified under Sections 102 and 103 of the Israeli tax authorities (such being the “Qualified Equity Interests”). There remains outstanding unpaid compensation to each of Mr. Molchadsky and Porat in the amount of $70,000 and $50,000, respectively. It was agreed that the unpaid compensation which was not converted would be paid in 20 equal monthly instalments, subject to payment of payroll, social security and other taxes, commencing on the 30th day following the earlier to occur of (i) the closing of an equity raise by the Company with proceeds to the Company of at least $1.5 million, (ii) the completion of seven consecutive (7) months positive cash flow for the Company in such amount as will allow the Company to cover its operating expenses and (iii) termination of employment by the Company of for any reason other than cause. As of April 1, 2024 the Company converted the outstanding amounts related to its officers and directors and issued 6,959,692 options, which are exercisable with an exercise ratio of 1:1.

C.

In addition, the Board approved the issuance of stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company CEO. Under his terms of his employment agreement, Mr. Shemer is entitled to these options following the issuance by the Company of at least 100 million shares of common stock in respect of third-party investments in the Company, which was satisfied in February 2024. The options will vest in full on July 1, 2024. For the three-month ended March 31, 2024 the Company recorded an expense related to the issuance of $49,492 out of a total expense of $197,966.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024 As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

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

Revenues

We have generated $13,000 in revenues from product sales as of 03.31.2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

	For the three- months period ended March 31
	2024	2023

Research and development expenses	60,000	9,000
General and administrative expenses	294,000	427,000

Financial income (expenses), net	(22,000)	(19,000)

Loss for the period	(1,244,000)	(289,000)

Revenues. We recorded revenues of $13,000 for the quarter ended March 31, 2024 from sales of our AppySleep wristband.

No revenues were recorded during the quarter ended March 31, 2023.

Research and Development Expenses, Research and development expenses increased from $9,000 during the three months ended March 31, 2023 to $60,000 for the quarter ended March 31, 2024. The increase in research and development expenses is primarily attributable to increased investment in intellectual property and development of our products during the first quarter of 2024.

Sales and Marketing. We recorded sales and marketing expenses of $54,000 for the quarter ended March 31, 2024 for sales of our AppySleep wristband through Amazon and our website.

No sales and marketing expenses were recorded during the quarter ended March 31, 2023.

General and Administrative Expenses. General and administrative expenses decreased from $427,000 for the three months ended March 31, 2023 to $294,000 for the for the quarter ended March 31, 2024. The decrease is primarily due to salary and professional services expenses, of which $147,281 were non-cash stock based non-cash compensation expenses resulting from options awards to our management and advisors.

Loss. Loss for the three months ended March 31, 2024 was $1,244,000 and is primarily attributable to change in fair value of convertible loans caused mainly by the rise in the stock price.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of March 31, 2024, we had a total of $373,000 in cash resources and approximately $3,825,000 of liabilities, all of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $7,570,000 as of March 31, 2024. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the fiscal quarters ended March 31, 2024 and 2023, our cash used in operations was approximately $257,000 and $97,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended March 31, 2024 and 2023 respectively:

	For the three months ended
	March 31, 2024	March 31, 2023
	US Dollars
Net cash used in operating activities	$257,000	97,000
Net cash used in investment activities	$50,000	0
Net cash provided by Financing Activities	$456,000	141,000

Between June 2023 and March 2024, we raised an aggregate of $955,330 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $225,000 from public capital raised through the company effective prospectus. In respect of the raise the investors are entitled to an aggregate 118,032,953 shares of our common stock and identical number of warrants, of which 86,776,100 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $3,153,000 and a working capital deficit of $3,407,000 on March 31 2024, as well as negative operating cash flows. Our report from our independent registered public accounting firm for the Quarter ended March 31, 2024, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the Securities and Exchange Commission on May 17, 2024, our management concluded that our internal control over financial reporting was not effective at December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation. Our management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, and as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. We continue to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe will mitigate the impact of the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024, as amended on May 17, 2024 in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in such registration statement.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the covered by this report period, we committed to issue to four investors an aggregate of 45,643,100 shares of our common stock upon investment of $456,431. As of the date of this report, 30,643,100 shares of common stocks have been issued with respect to this investment.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Index:

10.1*	Debt Conversion and Settlement Agreement between Bary Molchadsky and Appyea Inc.

10.2*	Debt Conversion a Agreement between Adi Shemer and Appyea Inc.

10.3*	Debt Conversion and Settlement Agreement between Asaf and Appyea Inc.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference from the Current Report on Form 8-K filed on May 17, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.

(Registrant)

By:	/s/ Adi Shemer	By:	/s/ Asaf Porat
	Adi Shemer		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 20, 2024		Date: May 20, 2024

