Form 10-Q
period 2024-06-30
APPYEA, INC
filed 2024-08-12
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2024; or

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

As of August 12, 2024, there were outstanding 475,203,251 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

June 30, 2024

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

3

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30,	December 31,
	2024	2023
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	158	222
Other accounts receivables	17	42
Government institutions	9	-
Inventory	13	14
Total current assets	197	278

Non-current assets
Property and equipment, net	2	3
Intangible assets, net	260	193
Total non-current assets	262	196

Total assets	459	474

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	22	51
Other accounts payable	291	694
Short-term loans from related party	78	79
Convertible loans at amortized cost	826	796
Convertible loans – At fair value	1,398	1,203
Financial liability at fair value	-	204
Total current liabilities	2,615	3,027

Total liabilities	2,615	3,027

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	45	31
Shares to be issued	333	559
Additional Paid in Capital	4,869	3197
Accumulated deficit	(7,389)	(6,326)
Total AppYea Inc. stockholders’ deficiency	(2,142)	(2,539)
Non-controlling interests	(14)	(14)

Total Deficiency	(2,156)	(2,553)

Total liabilities and deficiency	459	474

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended June 30,		For the period of six months ended June 30,

	2024	2023	2024	2023
	Unaudited		Unaudited

Revenues	2	-	15	-
Cost of sales	3	-	6	-
Gross profit (loss)	(1)	-	9	-

Research and development expenses	96	7	156	16
Sales and marketing expenses	103	2	157	2
General and administrative expenses	205	440	499	867

Operating loss	(405)	(449)	(803)	(885)

Change in fair value of convertible loans and warrant liability	716	95	(108)	261
Financial (expenses) income, net	(130)	12	(152)	(7)

Net profit (loss)	181	(342)	(1,063)	(631)

Net profit (loss) attributable to AppYea Inc.	181	(342)	(1,063)	(631)
Profit (loss) per Common Share
Basic	0	0	0	0
Diluted	0	0	0	0
Weighted Average number of Common Shares Outstanding basic and diluted	453,450,254	234,943,286	416,858,606	230,272,456

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Paid in Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)

Issuance of Shares	-	-	60,143,100	6	(220)	597	-	383	-	383
Shares to be issued to service providers	-	-	-	-	25	-	-	25		25
Shares to be issued to investors	-	-	-	-	75	-	-	75	-	75
Share issuance upon conversion of Preferred stock	(28,147)	-	42,217,500	4	-	(4)	-		-	-
Shares to be issued upon warrant exercise	-	-	-	-	118			118		118
Share issuance from of stock payable	-	-	23,756,853	2	(238)	236	-	-	-	-
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Options exercise			20,249,141	2		(2)	-	-	-	-
option Issuance upon conversion of debt to related party						338		338		338
Share based compensation to investors	-	-	-	-	-	118	-	118		118
Share based compensation	-	-	-	-	-	389		389	-	389
Net loss	-	-	-	-	-	-	(1,063)	(1,063)	-	(1,063)
Balance as of June 30, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)

	Preferred Stock		Common Stock		Shares to be	Additional	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Paid in Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2023	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)
Share issuance upon conversion of Convertible notes	-	-	19,390,359	1	-	242	-	243	-	243
Shares to be issued	-	-	-	-	47	-	-	47	-	47
Share based compensation	-	-	-	-	-	562	-	562	-	562
Net loss	-	-	-	-	-	-	(631)	(631)	-	(631)

Balance as of June 30, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Paid in Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of April 1, 2024	230,598	-	431,697,257	41	657	3,719	(7,570)	(3,153)	(14)	(3,167)
Issuance of Shares					(218)	218
Options exercise			19,749,141	2		(2)	-	-	-	-
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Shares to be issued upon warrant exercise					118			118	-	118
Share based compensation to investors						118		118	-	118
Share issuance from of stock payable			23,756,853	2	(238)	236			-	-
Share based compensation						242		242	-	242
option Issuance upon conversion of debt to related party						338		338		338
Net income							181	181	-	181

Balance as of June 30, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)

	Preferred Stock		Common Stock		Shares to be	Additional	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Paid in Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of April 1, 2023	300,000	-	229,565,414	22	28	2,351	(4,798)	(2,397)	(14)	(2,411)

Share issuance upon conversion of Convertible notes	-	-	10,755,743	-		83	-	83	-	83
Shares to be issued	-	-	-	-	46		-	46	-	46
Share based compensation	-	-	-	-		282	-	282	-	282
Net loss	-	-	-	-		-	(342)	(342)	-	(342)

Balance as of June 30, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The six Months Ended
	June 30,
	2024	2023
	Unaudited
Cash flows from operating activities:
Net loss	(1,063)	(631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	12
Share based compensation	430	570
Change in fair value of convertible loans and warrant liability and financial expenses, net	108	(261)
Financial expenses, net	152	-
Changes in operating assets and liabilities:
Other accounts recivables	16	(24)
Inventory	(1)	-
Accounts payable	(53)	76
Accounts payables – related party	(43)	66
Net cash used in operating activities	(442)	(192)
Cash flows from investing activities:
Research and development expenses capitalization	(78)	-
Net cash used in investing activities	(78)	-

Cash flows from financing activities:
Proceeds from issuance of Common Stock	456	-
Proceeds on account of Shares to be issued	-	40
Proceeds from convertible Note received, net of issuance expenses	-	141

Net cash provided by financing activities	456	181

Foreign exchange on Cash and cash equivalents	-	2
Change in cash and cash equivalents	(64)	(9)
Cash and cash equivalents at beginning of period	222	60

Cash and cash equivalents at end of period	158	51

Non-cash investing and financing activities
Related partied debt conversion to option for common stock	338	-

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL

AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues and no significant operating history. On November 1, 2021 the Company was redomiciled in the State of Nevada.

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

The AppySleep product is currently in serial manufacturing and commercial stage. The new AppySleep IOS and Android versions were launched during the third quarter of 2024. During the first 6 months of 2024 the company didn’t invest substantial capital in marketing AppySleep in order to invest it once the IOS version will be available for download, since the company saw significant demand in the US market for the AppySleep IOS version.

Financial position

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of June 30, 2024, the Company had an accumulated deficit of $7,389,000 and a stockholders’ deficiency of $2,142,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration, we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when we invoice customers, or receive customer cash payments, in advance of satisfying the related performance obligation(s) under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We have one main revenue stream: wristband sales, with the AppySleep App. For this revenue stream, our performance obligations are satisfied at a point in time, and therefore, revenue is recognized at point in time when a customer takes control of the good or asset created by the service. Factors that may indicate transfer of control are when we have the right to receive payment for the good or service, when the legal title of the asset has been transferred, physical possession of the asset has been transferred, the customer obtains the

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company intend to recognize records reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience. Currently, the returns are reduced from sales.

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

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of June 30, 2024, the loan balance amounted to NIS 115,725 ($30,786).

B. Balances with related parties

	June 30, 2024	December 31, 2023
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	59	498
Related party payables	42	129
Short term loans	78	79

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (continued):

C. Transactions with related parties

	For the six months ended June 30,
	2024	2023

	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $330 and $526, respectively)	445	614
Management fees	-	90

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
	U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	1,203	1,203
Financial liability		-	204	204

June 30, 2024	Level 1	Level 2	Level 3	Total
	U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	1,398	1,398

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans changes consist of the following as of June 30, 2024 and December 31, 2023:

	Convertible Loans at Fair Value
	June 30, 2024	December 31, 2023
	U.S. dollars in thousands
Opening Balance, (including short term loans from related party which is also convertible)	1,203	2,257
Additional convertible loans (a)	-	153

Conversion of convertible loan (b)	-	(243)
Decrease of notes purchased	-	(530)
Change in fair value of convertible loans liability	195	(434)
Closing balance	1,398	1,203

(a)	During the quarter ended June 30, 2024, and the year ended December 31, 2023, the Company raised a principal amount of nill and $152,750, respectively.

(b)	During the quarter ended June 30, 2024, and the year ended December 31, 2023 a total amount of nill and $242,538 was converted into 8,634,616 shares of common stock, respectively.

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions

	As of June 30,	As of December 31,
	2024	2023
Expected term (in years)	1.0	0.5
Expected average (Monte Carlo) volatility	197%	213%
Expected dividend yield	-	-
Risk-free interest rate	5.09%	5.26%
WACC	27%	27%

* During the quarter the company came to an agreement with the holder of certain loans to extend the maturity date of the loans and the standstill conversion period to June 30, 2025. In exchange for the extension, the lender was granted a two-year option to purchase five million shares, at an exercise price of $0.0001. The company recorded $117,580 in expenses for the option grant.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding and Exercisable
Number of	Weighted Average Remaining	Weighted Average	Valuation as of
Warrants	Contractual life (in years)	Exercise Price	December 31, 2023
8,334	2.16	0.6	$23
32,500	2.61	0.6	$116
7,000,000	0.46	0.015	$203,718

The following table summarizes information relating to outstanding warrants as of June 30, 2024:

Warrants Outstanding
Number of	Weighted Average Remaining	Weighted Average	Valuation as of
Warrants	Contractual life (in years)	Exercise Price	June 30, 2024

8,334	1.91	0.6	$23
32,500	2.36	0.6	$116

At the end of the second quarter the 7,000,000 warrants of Plutus were converted into 4,989,494 shares, with value of $117,752 according to closing price on 06.30.2024. (Note 7 in the consolidated financial statements as of December 31, 2023). The change in the fair value of the warrant during the six months ended 6.30.2024 was recorded in Change in fair value of convertible loans and warrant liability.

The Convertible Loans at amortized cost changes consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	U.S. dollars in thousands
Opening balance	796	-
Transition from convertible loans measured at fair value to measurement at amortized cost	-	530
Beneficial conversion feature	-	(66)
Financial expenses related to transition from fair value measurement to amortized cost	-	304
Accrued interest through profit or loss	30	28
Closing balance	826	796

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION

A.	The table below depicts the number of options granted to employees and service providers:

	Six months ended June 30, 2024
		Weighted average exercise price
	Number of options	in USD

Options outstanding at January 1, 2024	61,849,647	$0.0007
Options granted during the period	18,900,000	$0.0016
Options purchased during the period (Note 6B)	6,959,685	$0.0001
Options exercised during the period*	(20,296,548)	$0.0001
Options outstanding at the end of period	67,412,785	$0.0011
Options exercisable at the end of period	30,794,094	$0.0015

*	Board members and service providers exercised their options into shares during the quarter

For the three months ended June 30, 2024 and 2023 the company recognized expenses, to such options, in the amount of $361,005 and $147,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On May 13, 2024, Mr. Neil Kline announced his resignation from the board of directors of the Company. Contemporaneously, Mr. Kline signed an advisor agreement with the company to serve as an advisor of the Board, and provide services related to the development of company future products, creating marketing tools for company needs, and assist with filings and projects of the company. As consideration for his Services, the company will issue to Consultant three million (3,000,000) shares of Company common stock par value $0.0001 per share, which shall vest as follows, subject to the continued provision of services by the Consultant: (i) 750,000 upon execution of the agreement, and the balance of 2,250,000 shares in four (4) equal monthly instalment of 562,500 shares, beginning with the quarter ending September 30, 2024. The Company recognized during the quarter an expense of $14,175 for the first issuance of shares.

B.	On May 14, 2024, the Board of the Company (the “Board”) approved the conversion of outstanding amounts owed to its officers and directors for unpaid compensation for options of the Company’s common stock, as follows: Boris Molchadsky, the Company chairman, and Asaf Porat, the Company CFO, agreed to convert a portion of their unpaid compensation into options for shares of the Company’s common stock at a per share conversion rate of $0.07 and $0.04, respectively, and Adi Shemer, the Company CEO, has agreed to convert the entire unpaid compensation to him into options for shares of the Company’s common stock at per share conversation rate of $0.04, in each case under a Company compensation Plan to be approved by the Company and its shareholders and qualified under Sections 102 and 3(i) of the Israeli tax authorities (such being the “Qualified Equity Interests”). There remains outstanding unpaid compensation to each of Mr. Molchadsky and Porat in the amount of $70,000 and $50,000, respectively. It was agreed that the unpaid compensation which was not converted would be paid in 20 equal monthly instalments, subject to payment of payroll, social security and other taxes, commencing on the 30th day following the earlier to occur of (i) the closing of an equity raise by the Company with proceeds to the Company of at least $1.5 million, (ii) the completion of seven consecutive (7) months positive cash flow for the Company in such amount as will allow the Company to cover its operating expenses and (iii) termination of employment by the Company of for any reason other than cause. As of April 1, 2024 the Company converted the outstanding amounts of $338,023 related to its officers and directors and issued 6,959,685 options, which are exercisable with an exercise ratio of 1:1.

C.	In addition, the Board approved the issuance of stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company CEO. Under his terms of his employment agreement, Mr. Shemer is entitled to these options following the issuance by the Company of at least 100 million shares of common stock in respect of third-party investments in the Company, which was satisfied in February 2024. The options will vest in full on July 1, 2024. For the six-month ended June 30, 2024 the Company recorded an expense related to the issuance of $197,966.

D.	On August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023. The lawsuit is based on the alleged breach of partnership and loan agreements as well as other related allegations, including violation of agreements reached in a mediation proceeding that took place in 2015. On July 24, 2023, the Defendants (except for Nexsense, Inc.) filed a statement of defense, denying the allegations and argued that the claim should be dismissed, due to the statute of limitations, lack of cause of action, lack of jurisdiction, delay in filing the claim, and respecting SleepX, also due to the lack of legal rivalry between SleepX and the plaintiff.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SIGNIFICANT EVENTS DURING THE PERIOD (continued):

The Company cannot, at this stage, know the effects, if any, of these actions on its subsidiary SleepX and / or the Company, and accordingly, no provision was recorded.

NOTE 7 - SUBSEQUENT EVENTS

A.	During July 2024 the Company uploaded its newly developed cloud-based app to Google Play and Apple Store.

B.	In July 2024, the Company agreed to change the employment terms of its CFO to part-time and decrease the salary and future options he’s entitled to. The CFO exercised 5,449,686 vested options into 5,422,438 shares in a cashless mechanism.

C.	On August 4, 2024, the Company engaged with a shareholder of the company in a consulting agreement with a monthly cash payment of NIS 60,000 (Approximately $15,790) of which NIS 20,000 per month to be paid at the discretion of the Company’s Chief Executive Officer based on the Company’s then cash flow requirements. The shareholder and Company agreed that if the shareholder were to purchase from Plutus the notes held by it (Note 7 in the consolidated financial statements as of December 31, 2023) then the shareholder shall have the option, in the exercise of its discretion, to adjust the per share conversion price to $0.006 or retain current terms.

On August 7, 2024, the Board approved the issuance of a stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company Chief Executive Officer. The options will vest in full on June 30, 2025. In addition, on August 7, 2024, the Board also approved the issuance of options for an additional 10 million shares to Mr. Shemer, as a bonus for his contribution to the business. The options are exercisable at a per share purchase price of $0.0001.

In addition, the Board approved the issuance of a stock option to purchase 1,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Mr. Ron Mekler, the company independent board member, and issuance at the same terms of issuance of a stock option to purchase 500,000 of the Company’s common stock to Mr. Tal Weitzman, the company software solutions service provider.

The Board also confirmed the issuance of 4,989,494 shares to Plutus (Note 4).

The Board confirmed changing the exercise price of the 500,000 stock options issued to Mr. Neil Kline and Mr. Ron Mekler in August 2023 from $0.01 to $0.0001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024, as subsequently amended. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

Overview

AppYea, Inc. is a digital health company, focused on the development of accurate wearable monitoring solutions to monitor and treat sleep apnea and snoring and fundamentally improve quality of life.

Our solutions are based on our proprietary intellectual property portfolio comprised of Artificial Intelligence (AI) and sensing technologies for the tracking, analysis, and diagnosis of vital signs and other physical parameters during sleep time, offering extreme accuracy at affordable cost.

AI is a broad term generally used to describe conditions where a machine mimics “cognitive” functions associated with human intelligence, such as “learning” and “problem solving. Basic AI includes machine learning, where a machine uses algorithms to parse data, learn from it, and then make a determination or prediction about a given phenomenon. The machine is “trained” using large amounts of data that provide it with the ability to learn how to perform the task.

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

The AppySleep app uses unique algorithms developed by SleepX combined with sensors to monitor physiological parameters during sleep. Based on real-time reactions, the wristband will vibrate, when necessary, in order to decrease the snoring and regulate breathing by gently bringing the user to change his sleep position and thus ceasing the snoring event.

The AppySleep product is currently in serial manufacturing stage and sales. The new AppySleep IOS and Android versions were launched during the third quarter of 2024.

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

Our Strategy

We started marketing of the AppySleep app and wristband in the first quarter of 2024. Concurrently, we plan to file a 510(k) FDA submission for the AppySleep LAB app for the non-contact diagnosis of sleep apnea during 2025, and an FDA process for AppySleep PRO for the treatment of sleep apnea during 2026.

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

Revenues

We have generated $15,000 in revenues from product sales as of June 30, 2024.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023

	For the three- months period ended June 30		For the Six- months period ended June 30
	2024	2023	2024	2023
	U.S dollars
Revenues	2,000	-	15,000	-
Cost of sales	3,000	-	6,000	-
Gross profit (loss)	(1,000)	-	9,000	-

Research and development expenses	96,000	7,000	156,000	16,000
Sales and marketing	103,000	2,000	157,000	2,000
General and administrative expenses	205,000	440,000	499,000	867,000

Operating loss	(405,000)	(449,000)	(803,000)	(885,000)

Financial income (expenses), net	586,000	107,000	(260,000)	254,000

Profit for the period (loss)	181,000	(342,000)	(1,063,000)	(631,000)

Revenues. We recorded revenues of $2,000 and $15,000 for the three and six months ended June 30, 2024 compared to nil each of the corresponding period in 2024. All revenues were from sales of our AppySleep wristband.

Research and Development Expenses, Research and development expenses increased from $7,000 and $16,000 during the three and six months ended June 30, 2023 to $96,000 and $156,000, respectively, for the corresponding periods in 2024. The increase in each of the three and six month periods is primarily attributable to increased investment in intellectual property and development of our products.

Sales and Marketing. Sales and marketing expenses increased from $2,000 during each of the three and six months ended June 30, 2023 to $103,000 and $157,000, respectively, for the corresponding periods in 2024. The increase in each of the three and six month periods is primarily attributable to increased marketing efforts we undertook with respect to advance sales of our AppySleep wristband through Amazon and through our website.

General and Administrative Expenses. General and administrative expenses decreased from $440,000 and $867,000 for the three and six months ended June 30, 2023, to $205,000 and $499,000, respectively, for the corresponding periods in 2024. The decrease is primarily attributable to reallocation of cash and non-cash management expenses to research and development and sales and marketing expenses.

Profit (loss). Profit (loss) for the three months and six months ended June 30, 2024 was $181,000 and $(1,063,000), respectively, and is primarily attributable to non-cash stock based compensation expenses referred to above and change in fair value of convertible loans and warrant liability.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity instruments.

As of June 30, 2024, we had a total of $158,000 in cash resources and approximately $2,615,000 of liabilities, all of which are current liabilities from financing.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $7,389,000 as of June 30, 2024. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the six months ended June 30, 2024 and 2023, our cash used in operations was approximately $442,000 and $192,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended June 30, 2024 and 2023 respectively:

	For the six months ended
	June 30, 2024	June 30, 2023
	US Dollars
Net cash used in operating activities	$442,000	192,000
Net cash used in investment activities	78,000	-
Net cash provided by Financing Activities (income)	$(456,000)	(181,000)

Between June 2023 and June 2024, we raised an aggregate of $955,330 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two-year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $225,000 from public capital raised through the company effective prospectus. In respect of the raise the investors are entitled to an aggregate 118,032,953 shares of our common stock and identical number of warrants, of which 110,532,953 have already been issued. The subscription proceeds are being used to upgrade the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through October 2024. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,142,000 and a working capital deficit of $2,418,000 at June 30, 2024 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended June 30, 2024 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(i) During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

(ii) on August 7, 2024, the Company subsidiary SleepX Ltd. and its chief Financial Officer, Asaf Porat, entered into an amended and restated employment agreement, with an effective date retroactive to July 1, 2024, pursuant to which Mr. Porat’s salary was adjusted to the New Israeli Shekel equivalent of approximately $34,100 per annum, payable on monthly basis. Mr. Porat’s social benefits under Israeli law were adjusted commensurate with his new salary. In addition, Mr. Porat waived any rights to the options for 10,079,247 shares of common stock that were previously granted to him and scheduled to vest after July 1, 2024.

(iii) On August 7, 2024, the Board approved the issuance of stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company Chief Executive Officer. The options vested in full on August 7, 2024. In addition, on August 7, 2024, the Board also approved the issuance of options for an additional 10 million shares to Mr. Shemer, as a bonus for his contribution to the business. The option are exercisable at a per share purchase price of $0.0001.

(iv) On August 7, 2024, the Board approved the issuance of a stock option to purchase 1,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Mr. Ron Mekler, the Company’s Director.

(v) On August 7, 2024, the Board confirmed changing the exercise price of the 500,000 stock options issued to Mr. Ron Mekler, a director, in August 2023 from $0.01 to $0.0001

ITEM 6.	EXHIBITS

Exhibit Index:

10.1*	Debt Conversion and Settlement Agreement between Bary Molchadsky and Appyea Inc.

10.2*	Debt Conversion a Agreement between Adi Shemer and Appyea Inc.

10.3*	Debt Conversion and Settlement Agreement between Asaf and Appyea Inc.

10.4	Amended and Restated Employment Agreement between SleepX Ltd. and Asaf Porat

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference from the Current Report on Form 8-K filed on May 17, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.
(Registrant)

By:	/s/ Adi Shemer	By:	Asaf Porat
	Adi Shemer		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 12, 2024		Date: August 12, 2024

