Form 10-Q
period 2024-09-30
APPYEA, INC
filed 2024-11-19
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2024; or

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

As of November 12, 2024, there were outstanding 492,643,980 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

September 30, 2024

Page
PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets – September 30, 2024 (unaudited) and December 31, 2023	5

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and six months ended September 30, 2024 and 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (unaudited)	9

Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults upon Senior Securities	29

Item 4 – Mine Safety Disclosures	29

Item 5 – Other Information	29

Item 6 – Exhibits	30

Exhibit Index	30

SIGNATURES	31

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

3

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	September 30,	December 31,
	2024	2023
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	56	222
Other accounts receivables	18	42
Inventory	13	14
Total current assets	87	278

Non-current assets
Property and equipment, net	3	3
Intangible assets, net	257	193
Total non-current assets	260	196

Total assets	347	474

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	39	51
Other accounts payable	333	694
Short-term loans from related parties	79	79
Convertible loans at amortized cost	817	796
Convertible loans at fair value	1,259	1,203
Financial liability at fair value	-	204

Total liabilities	2,527	3,027

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	47	31
Shares to be issued	309	559
Additional Paid in Capital	5,379	3,197
Accumulated deficit	(7,901)	(6,326)
Total AppYea Inc. stockholders’ deficiency	(2,166)	(2,539)
Non-controlling interests	(14)	(14)

Total Deficiency	(2,180)	(2,553)

Total liabilities and deficiency	347	474

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Income	1	-	16	-
Cost of sales	(2)	-	(8)	-
Gross profit (loss)	(1)	-	8	-
Research and development expenses	159	34	316	50
Sales and marketing expenses	153	47	310	49
General and administrative expenses	298	261	797	1,128

Operating loss	(610)	(342)	(1,415)	(1,227)

Change in fair value of convertible loans and warrant liability	139	(712)	31	(451)
Financial expenses, net	(41)	(402)	(191)	(409)
Loss before income tax benefit	(512)	(1,456)	(1,575)	(2,087)

Net loss	(512)	(1,456)	(1,575)	(2,087)

Net Loss attributable to AppYea Inc.	(512)	(1,456)	(1,575)	(2,087)
Loss per Common Share
Basic and diluted	-	-	-	-
Weighted Average number of Common Shares Outstanding basic and diluted	483,923,616	242,243,536	439,213,609	234,943,286

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)

Issuance of Shares	-	-	89,549,953	9	(521)	896	-	384	-	384
Shares to be issued to service providers	-	-	-	-	34	-	-	34		34
Shares to be issued to investors	-	-	-	-	105	-	-	105	-	105
Share based compensation to investors	-	-	-	-	-	118	-	118	-	118
Share issuance upon conversion of Preferred stock	(28,147)	-	42,217,500	4	-	(4)	-	-	-	-
Shares to be issued upon option exercise	-	-	-	-	118			118		118
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Options exercise			27,171,579	3	-	(2)	-	1	-	1
Shares Issuance upon conversion of debt to related party	-	-	-	-	-	338	-	338	-	338
Share based compensation					-	809		809		809
Convertible note conversion	-	-	4,868,291	-		27	-	27	-	27
Net loss	-	-	-	-		-	(1,575)	(1,575)	-	(1,575)
Balance as of September 30, 2024	230,598	-	492,643,980	47	309	5,379	(7,901)	(2,166)	(14)	(2,180)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2023	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

Share issuance upon conversion of convertible notes			19,390,359	1		241		242		242
change of classification						66		66		66
Share issuance upon conversion of preferred stock	(29,201)	-	43,801,500	4	-	(4)	-	-	-	-
Stock payables	-	-	-	-	441	-	-	441	-	441
Share based compensation	-	-	-	-	-	618	-	618	-	618
Net loss	-	-	-	-	-	-	(2,087)	(2,087)	-	(2,087)

Balance as of September 30, 2023	270,799	-	284,122,657	26	468	2,833	(6,596)	(3,269)	(14)	(3,283)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)

Share issuance from of stock payable	-	-	5,650,000	1	(63)	63	-	1	-	1
Stock payables	-	-	-	-	9		-	9	-	9
Share based compensation	-	-	-	-	-	420	-	420	-	420
Convertible note conversion	-	-	4,868,291	-	-	27	-	27	-	27
	-	-	-	-		-	-		-
Share issuance upon equity investment	-	-	-	-	30	-	-	-	-	30
Options exercise	-	-	6,922,438	1	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	(512)	(512)	-	(512)

Balance as of September 30, 2024	230,598	-	492,643,980	47	309	5,379	(7,901)	(2,166)	(14)	(2,180)

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Payables	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2023	300,000	-	240,321,157	22	74	2,716	(5,140)	(2,328)	(14)	(2,342)

CLA - change of classification						66		66		66
Share issuance upon conversion of preferred stock	(29,201)	-	43,801,500	4	-	(4)	-	-	-	0
Stock payables	-	-	-		394	-	-	394	-	394
Share based compensation	-	-	-	-		55		55		55
Net loss	-	-	-	-			(1,456)	(1,456)		(1,456)

Balance as of September 30, 2023	270,799	-	284,122,657	26	468	2,833	(6,596)	(3,269)	(14)	(3,283)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The nine Months Ended
	September 30,
	2024	2023
	Unaudited
Cash flows from operating activities:
Net loss	(1,575)	(2,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Share based compensation	840	650
Change in fair value of convertible loans and warrant liability	(31)	451
Financial expenses, net	191	326
Changes in operating assets and liabilities:
Other current assets	23	(18)
Inventory	(1)	-
Accounts payable	(8)	272
Accounts payables – related party	(26)	(22)

Net cash used in operating activities	(569)	(410)

Cash flows from Investing activities:
Research and development expenses capitalization	(82)	(36)

Net cash used by investing activities	(82)	(36)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	384	-
Proceeds on account of Stock Payables	102	417
Proceeds from convertible Note received less issuance expenses	-	141

Net cash provided by financing activities	486	558

Effect of foreign exchange on cash and cash equivalents	(2)	(17)
Change in cash and cash equivalents	(166)	95
Cash and cash equivalents at beginning of period	222	60

Cash and cash equivalents at end of period	56	156

Non-cash investing and financing activities
Related partied debt conversion to option Common stock	338	-

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

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

SleepX has incorporated, together with an unrelated third party, a privately held company under the laws of the State of Israel named Ta-nooma Ltd. (“Ta-nooma”). Ta-nooma has developed sleeping monitoring technology for which patent applications were filed and has no revenue from operations. Since its incorporation and as of the financial statements date, Sleepx holds 67% of the voting interest of Ta-nooma.

Product Development

The company flagship product is AppySleep – A Biofeedback snoring treatment wristband, combined with the AppySleep App (“AppySleep”).

The AppySleep product is currently in serial manufacturing and commercial stage. The AppySleep IOS and Android versions were launched during the third quarter of 2024. During the first 6 months of 2024 the company didn’t invest substantial capital in marketing AppySleep in order to invest it once the IOS version will be available for download, since the Company saw significant demand in the US market for the AppySleep IOS version.

Financial position

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, experienced recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of September 30, 2024, the Company had an accumulated deficit of $7,901,000 and a stockholders’ deficiency of $2,166,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with accounting principles in the United States of America (“U.S. GAAP”)for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The financial statements do not include a full set of disclosures as allowed pursuant the instructions disclosed above.

In the opinion of management, the financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The financial statements should be read with the annual financial statements of the Company as of December 31, 2023 from which the accompanying condensed consolidated balance sheet dated December 31, 2023, was derived. The accounting policies implemented in the financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2023, except of the following accounting pronouncement adopted by the Company.

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

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

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

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The Company intend to recognize reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience. Currently, the returns are reduced from sales.

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

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expenses, and the repayment terms have yet to be determined. As of September 30, 2024, the loan balance amounted to NIS 115,725 ($31,193).

B.	Balances with related parties

	September 30, 2024	December 31, 2023
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	56	498
Related party payables	69	129
Short term loans	79	79

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS (continued):

C.	Transactions with related parties

	For the nine months ended September 30,
	2024	2023

	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $708 and $561, respectively)	863	667
Management fees	-	129

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
	U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	1,203	1,203
Financial liability		-	204	204

September 30, 2024	Level 1	Level 2	Level 3	Total
	U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans At fair value	-	-	1,259	1,259

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans changes consist of the following as of September 30, 2024 and December 31, 2023:

	Convertible Loans at Fair Value
	September 30, 2024	December 31, 2023
	U.S. dollars in thousands
Opening Balance, (including short term loans from related party which is also convertible)	1,203	2,257
Additional convertible loans (a)	-	153

Conversion of convertible loan (b)	-	(243)
Decrease of notes purchased	-	(530)
Change in fair value of convertible loans liability	56	(434)
Closing balance	1,259	1,203

(a)	During the quarter ended September 30, 2024, and the year ended December 31, 2023, the Company raised in the aggregate the principal amount of $0 and $152,750, respectively.

(b)	During the quarter ended September 30, 2024, and the year ended December 31, 2023 a total amount of $0 and $242,538 was converted into 0 and 8,634,616 shares of common stock, respectively.

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions

	As of September 30,	As of December 31,
	2024	2023
Expected term (in years)	0.75	0.5
Expected average (Monte Carlo) volatility	148%	213%
Expected dividend yield	-	-
Risk-free interest rate	4.18%	5.26%
WACC	27%	27%

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023:

Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of December 31, 2023
8,334	2.16	0.6	$23
32,500	2.61	0.6	$116
7,000,000	0.46	0.015	$203,718

The following table summarizes information relating to outstanding warrants as of September 30, 2024:

Warrants Outstanding
Number of Warrants	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Valuation as of September 30, 2024
8,334	1.5	0.6	$23
32,500	2.00	0.6	$116

At the end of the second quarter the 7,000,000 warrants of Plutus were converted into 4,989,494 shares, with value of $117,752 according to closing price on 06.30.2024. (Note 7 in the consolidated financial statements as of December 31, 2023).

The Convertible Loans at amortized cost changes consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	U.S. dollars in thousands
Opening balance	796	-
Transition from convertible loans measured at fair value to measurement at amortized cost		530
Beneficial conversion feature		(66)
Financial expenses related to transition from fair value measurement to amortized cost		304
Convertible conversion *	(27)
Accrued interest through profit or loss	47	28
Closing balance	816	796

*	During the quarter ended September 30, 2024, a total amount of $27,311 was converted into 4,868,291 shares to be issued of common stock.

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 5 - STOCK-BASED COMPENSATION

A.	The table below depicts the number of options granted to employees and service providers:

	Nine months ended September 30, 2024
	Number of options	Weighted average exercise price
		in USD
Options outstanding at January 1, 2024	62,349,647	$0.0007
Options granted during the period	33,400,000	$0.0009
Options cancelled during the period (Note 7D)	(10,079,246)	$0.0001
Options issued during the period (Note 7A)	6,959,685	$0.0001
Options exercised during the period*	(27,246,235)	$0.0001
Options outstanding at the end of period	65,383,851	$0.00205
Options exercisable at the end of period	39,291,615	$0.00418

*	Board members and service providers exercised their options into shares during the quarter

For the nine months ended September 30, 2024 and 2023 the company recognized expenses, to such options, in the amount of $810,721 and $618,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

B.	On August 7 the board approved the issuance of 5,000,000 warrant of the Company’s common stock to Plutus in consideration of extending the maturity date of the outstanding loans to June 30, 2025. The company registered for the issuance an expense of $117,580.

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 6 - CONTINGENT LIABILITIES

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

NOTE 7 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On May 14, 2024, the Board of the Company approved the conversion of outstanding amounts owed to its officers and directors for unpaid compensation for options of the Company’s common stock, as follows: Boris Molchadsky, the Company chairman, and Asaf Porat, the Company CFO, agreed to convert a portion of their unpaid compensation into options for shares of the Company’s common stock at a per share conversion rate of $0.07 and $0.04, respectively, and Adi Shemer, the Company CEO, has agreed to convert the entire unpaid compensation to him into options for shares of the Company’s common stock at per share conversation rate of $0.04, in each case under a Company compensation Plan to be approved by the Company and its shareholders and qualified under Sections 102 and 3(i) of the Israeli tax authorities (such being the “Qualified Equity Interests”). There remains outstanding unpaid compensation to each of Mr. Molchadsky and Porat in the amount of $70,000 and $50,000, respectively. It was agreed that the unpaid compensation which was not converted would be paid in 20 equal monthly installments, subject to payment of payroll, social security and other taxes, commencing on the 30th day following the earlier to occur of (i) the closing of an equity raise by the Company with proceeds to the Company of at least $1.5 million, (ii) the completion of seven consecutive (7) months positive cash flow for the Company in such amount as will allow the Company to cover its operating expenses and (iii) termination of employment by the Company of for any reason other than cause. As of April 1, 2024 the Company converted the outstanding amounts of $338,023 related to its officers and directors and issued 6,959,685 options, which are exercisable with an exercise ratio of 1:1.

B.	In addition, the Board approved the issuance of stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company CEO. Under his terms of his employment agreement, Mr. Shemer is entitled to these options following the issuance by the Company of at least 100 million shares of common stock in respect of third-party investments in the Company, which was satisfied in February 2024. The options will vest in full on July 1, 2024. For the six-month ended June 30, 2024 the Company recorded an expense related to the issuance of $197,966.

C.	During July 2024 the Company uploaded its newly developed cloud-based app to Google Play and Apple Store.

D.	In July 2024, the Company and the CFO agreed to revise the employment terms of its CFO to part-time and decrease the salary and future options he’s entitled to. The CFO exercised 5,449,686 vested options into 5,422,438 shares through a cashless exercise.

NOTE 7 - SIGNIFICANT EVENTS DURING THE PERIOD (continued):

E.	On July 18, 2024, the Company entered into a consulting agreement with a consultant to provide services related to the development of the Company, promoting the company engagement with potential market participants, and assist with marketing materials. As consideration for his Services, the company will issue to consultant two million (2,000,000) options to purchase shares of Company common stock, which shall vest as follows, subject to the continued provision of services by the Consultant: (i) 250,000 at the end of the third quarter, 2024, and the balance of 1,750,000 shares in seven (7) quarterly instalment of 250,000 options, at the end of each following quarter. The company recognized during the quarter an expense of $5,449 for the first issuance of options.

F.	On August 4, 2024, the Company engaged with a shareholder of the company in a consulting agreement with a monthly cash payment of NIS 60,000 (Approximately $15,790) of which NIS 20,000 per month to be paid at the discretion of the Company’s Chief Executive Officer based on the Company’s then cash flow requirements. Despite the engagement with the shareholder, the company decided to put it on hold until further notice. The shareholder and Company further agreed that if the shareholder were to purchase from Plutus the notes held by it (Note 7 in the consolidated financial statements as of December 31, 2023) then the shareholder shall have the option, in the exercise of its discretion, to adjust the per share conversion price to $0.006.

G.	On August 7, 2024, the Board approved the issuance of a stock option to purchase 6,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company Chief Executive Officer. The options will vest in full on July 30, 2024. In addition, on August 7, 2024, the Board also approved the issuance of options for an additional 10 million shares to Mr. Shemer, as a bonus for his contribution to the business. The options are exercisable at a per share purchase price of $0.0001. The company recognized for this issuance total cost of $348,723.

H.	In addition, the Board approved the issuance of a stock option to purchase 1,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Mr. Ron Mekler, the company independent board member, and issuance at the same terms of issuance of a stock option to purchase 500,000 of the Company’s common stock to Mr. Tal Weitzman, the company software solutions service provider.

I.	The Board also confirmed the issuance of 4,989,494 shares to Plutus (Note 4).

J.	The Board confirmed changing the exercise price of the 500,000 stock options issued to Mr. Neil Kline and Mr. Ron Mekler, a director, in August 2023 from $0.01 to $0.0001.

K.	On September 30, 2024 the Company granted to Mr. Neil Kline 562,500 shares according to his consulting agreement with the company. The total expenses for the nine months ended September 30, 2024 amounted to $9,000.

L.	During the first nine months of 2024, the company received $486,431 equity investments.

APPYEA INC.

NOTES TO THE FINANCIAL CONDENSED CONSOLIDATED STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

A.	On November 14, 2024, the board approved the expedited vesting of the first 500,000 options issued to Mr. Ron Mekler, a director, on January 1st, 2023, to September 1st, 2024.

B.	In addition, the board approved issuing a stock option to purchase 10,000,000 shares of the Company’s common stock, at a per-share exercise price of $0.0001, to a company shareholder in consideration of terminating a consulting agreement with a company controlled by him.

C.	the board approved issuing a two-year stock option to purchase 5,000,000 shares of the Company’s common stock, at a per-share exercise price of $0.0002, to a consultant of the company, in consideration of his efforts in obtaining an extension of the loans held by Plutus Investments LP to June 30, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The AppySleep LAB product is to begin calibration, following which we will file for 510(k) FDA approval.

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

Our Strategy

We started marketing of the AppySleep app and wristband in the first quarter of 2024. Concurrently, subject to raising additional capital, we plan to file a 510(k) FDA submission for the AppySleep LAB app for the non-contact diagnosis of sleep apnea during 2025, and an FDA process for AppySleep PRO for the treatment of sleep apnea during 2026.

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

Revenues

We have generated $16,000 in revenues from product sales as of September 30, 2024.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

	For the three- months period ended September 30		For the Nine- months period ended September 30
	2024	2023	2024	2023
	U.S dollars
Revenues	1,000	-	16,000	-
Cost of sales	2,000	-	8,000	-
Gross profit (loss)	(1,000)	-	8,000	-

Research and development expenses	159,000	34,000	316,000	50,000
Sales and marketing	153,000	47,000	310,000	49,000
General and administrative expenses	298,000	261,000	797,000	1,128,000

Operating loss	(610,000)	(342,000)	(1,415,000)	(1,227,000)

Financial income (expenses), net	(41,000)	(402,000)	(191,000)	(409,000)

Profit for the period (loss)	(512,000)	(1,456,000)	(1575,000)	(2,087,000)

Revenues. We recorded revenues of $1,000 and $16,000 for the three and nine months ended September 30, 2024 compared to nil each of the corresponding period in 2024. All revenues were from sales of our AppySleep wristband.

Research and Development Expenses, Research and development expenses increased from $34,000 and $50,000 during the three and nine months ended September 30, 2023 to $159,000 and $316,000, respectively, for the corresponding periods in 2024. The increase in each of the three and nine month periods is primarily attributable to increased investment in intellectual property and development of our products.

Sales and Marketing. Sales and marketing expenses increased from $47,000 and $49,000 during each of the three and nine months ended September 30, 2023 to $153,000 and $310,000, respectively, for the corresponding periods in 2024. The increase in each of the three and nine month periods is primarily attributable to increased marketing efforts we undertook, since the beginning of the year, with respect to advance sales of our AppySleep wristband through Amazon and through our website.

General and Administrative Expenses. General and administrative expenses increased from $261,000 and $1,128,000 for the three and nine months ended September 30, 2023, to $298,000 and $797,000, respectively, for the corresponding periods in 2024. The change is primarily attributable to reallocation of cash and non-cash management expenses to research and development and to sales and marketing expenses.

Profit (loss). loss for the three months and nine months ended September 30, 2024 were $(512,000) and $(1,575,000), respectively, and is primarily attributable to non-cash stock based compensation expenses and change in fair value of convertible loans and warrant liability.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity instruments.

As of September 30, 2024, we had a total of $56,000 in cash resources and approximately $2,527,000 of liabilities, all of which are current liabilities from financing.

Management believes that funds on hand will enable us to fund our operations and capital expenditure requirements through December 2024. Accordingly, we need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted. As previously disclosed in our periodic reports, we have been actively seeking additional capital. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2023 and for the succeeding quarters in 2024. Such “going concern” qualification may make it more difficult for us to raise funds when needed. Moreover, the current economic situation may further complicate our capital raising efforts. If we are unable to raise additional capital on an immediate basis, we may be forced to further curtail operations and either restructure or cease operations entirely.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $7,901,000 as of September 30, 2024. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the nine months ended September 30, 2024 and 2023, our cash used in operations was approximately $569,000 and $410,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended September 30, 2024 and 2023 respectively:

	For the nine months ended
	September 30, 2024	September 30, 2023
	US Dollars
Net cash used in operating activities	$569,000	410,000
Net cash used in investment activities	82,000	36,000
Net cash provided by Financing Activities (income)	$(486,000)	(558,000)

Between September 2023 and September 2024, we raised an aggregate of $719,000from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two-year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $225,000 from public capital raised through the company effective prospectus. In respect of the raise the investors were issued an aggregate of 83,899,953 shares of our common stock and identical number of warrants and 10,500,000 are to be issued. The subscription proceeds are being used to upgrade the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

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

We may seek to raise any additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $2,166,000 and a working capital deficit of $2,440,000 on September 30, 2024 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended September 30, 2024 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

NEED SHARES ISSUED DURING THE QUARTER

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

(i) During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Amended and Restated Employment Agreement between SleepX Ltd. and Asaf Porat (Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on August 19, 2024)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.
(Registrant)

By:	/s/ Adi Shemer	By:	Asaf Porat
	Adi Shemer		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: November 19, 2024		Date: November 19, 2024

