Form 10-K
period 2024-12-31
APPYEA, INC
filed 2025-04-15
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The registrant had 534,758,474 shares of common stock outstanding as of April 15, 2025. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was $6,771,241, as computed by reference to the closing price of $0.0236 of such common stock on the OTC Markets on such date.

APPYEA, INC.

2024 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2024, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

● the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

● the initiation, cost, timing, progress and results of our development activities;

● the timing of and our ability to obtain and maintain regulatory approvail of our existing product candidates, any product candidates that we may develop, and any related restrictions, and/or limitations;

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

Our solutions are based on our proprietary intellectual property portfolio comprised of Artificial Intelligence (AI) and sensing technologies for the tracking, analysis, and diagnosis of vital signs and other physical parameters during sleep time, offering extreme accuracy at an affordable cost.

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

Sleep apnea is a severe sleep condition in which individuals frequently stop breathing in their sleep, this leads to insufficient oxygen supply to the brain and the rest of the body which, in turn may lead to critical problems. There are three main types of apneas: (i) Obstructive Sleep Apnea (“OSA”), the most common form caused by the throat muscles relaxing during sleep; (ii) Central sleep apnea, which occurs when the brain doesn’t send the proper signals to the muscles that control the breathing; and (iii) complex sleep apnea syndrome, which occurs when an individual suffers from both OSA and central sleep apnea. While OSA is a common disorder in the elderly population, affecting approximately 13 to 32% of people aged over 65, sleep apnea can occur at any age and affects approximately 25% of men and nearly 10% of women.

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

Our Strategy

During 2024, we successfully piloted the AppySleep product on more than 200 users. After analyzing the proposals, we updated and improved the algorithm, created a new inventory of 3,000 units, and are preparing for sales during the second quarter of 2025.

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

We are incorporated in Nevada and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next year. Our net losses for the years ended December 31, 2023 and December 31, 2024, were $1,817,000 and $4,032,000, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2024 was $6,326,000 and $10,358,000, respectively. There can be no assurance that the products will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

As of December 31, 2024, we had cash of $79,000. In addition, as of December 31, 2024, we had liabilities of $4,527,000. As of the date of this report, we do not have adequate resources to fund our operations through August 2024 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern.

Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

On July 3, 2023, the outstanding Leonite note was purchased by third parties. Accordingly these parties currently hold such security interest in our assets. If however we are unable to repay those investors for whatever reason or do not satisfy the loan, such non-repayment would constitute an event of default under the agreement with these note holders. Any event of default can lead to a material adverse effect on our business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “APYP.” We started being quoted on the OTCQB-tier of OTC Markets on October 17, 2022. As of March 31, 2025 we had 534,758,474 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

As of April 15, 2025, there were 88 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on March 28, 2025 was $0.132.

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

Issuer Purchases of Equity Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2024 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the fiscal year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Financial statements in United States dollars

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.627 and 3.647 as of December 31, 2023 and 2024, respectively.

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

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2024, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage.

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

Basic and Diluted Net Income (Loss) per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and Convertible preferred stock, using the if-converted method: In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ending December 31, 2024 and 2023, there were 230,598 and 258,745 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.

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

Revenues

We have generated insignificant revenues from product sales to date.

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

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.

Our financial results for the year ended December 31, 2024 are summarized as follows in comparison to the year ended December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023

Operating Expenses
Research and Development	$339,000	124,000
General and Administrative	$1,114,000	1,386,000
Financing expenses (income)	$117,000	441,000

Loss for the year	$4,032,000	1,817,000

Revenues. Revenues for the twelve months ended December 31, 2024 and 2023 were $29,000 and $0 respectively.

Research and Development Expenses, Research and development expenses increased from $124,000 for the year ended December 31, 2023 to $339,000 for the twelve months ended December 31, 2024. The increase is primarily attributable to increased outlays in respect of the development of our products.

General and Administrative Expenses. General and administrative expenses decreased from $1,386,000 for the year ended December 31, 2023 to $1,114,000 for the twelve months ended December 31, 2024. The decrease is primarily attributable to lower salary expenses recorded in the 2024 period.

$1,128,000 of the 2024 expenses were non-cash stock-based compensation expenses resulting from options awards to our Chief Executive Officer and Chief Financial Officer and advisors.

Loss. Loss for the twelve months ended December 31, 2024 and 2023, was $4,032,000 and $1,817,000 respectively and is primarily attributable to Change in fair value of convertible loans and non-cash stock based compensation expenses referred to above.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of December 31, 2024, we had a total of $79,000 in cash resources and approximately $4,527,000 of liabilities, $1,666,000 of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $10,358,000 as of December 31, 2024. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the years ended December 31 2024 and 2023, our cash used in operations was approximately $785,000 and $597,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes, pursue FDA clearance and international regulatory approvals and invest in marketing of our products, as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended December 31, 2024 and 2023 respectively:

	For the Years ended
	December 31, 2024	December 31, 2023
	US Dollars
Net cash used in operating activities	$785,000	597,000
Net cash used in investment activities	$80,000	93,000
Net cash provided by Financing Activities	$719,000	865,000

Between January 2024 and March 2025, we raised an aggregate of $591,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $125,000 from public capital raised through the company effective prospectus. In addition, $124,000 were raised from the exercise of warrants at a $0.0066 price. In respect of the raise the investors are entitled to an aggregate 90,430,000 shares of our common stock and 71,643,100 warrants, of which 59,143,100 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

Management believes that funds on hand will enable us to fund our operations and capital expenditure requirements through the end of the second quarter of 2025. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan. We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

We will need to obtain additional funding in order to pursue our business plans. We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

For the year ended December 31, 2024, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $4,128,000 and a working capital deficit of $1,535,000 on December 31 2024, as well as negative operating cash flows. Our report from our independent registered public accounting firm for the year ended December 31, 2024, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

● An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

● An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

● An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

● An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2024 and quarterly filings thereafter.

For as long as we continue to be a smaller reporting company, we expect that we will take advantage of both the reduced internal control audit requirements and the disclosure obligations available to us as a result of this classification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Barzily & Co. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and regulations promulgated thereunder) as of December 31, 2024, or the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective on December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 15, 2025.

Name	Age	Position

Boris (Bary) Molchadsky	48	Chairman and Chief Executive Officer

Asaf Porat	47	Chief Financial Officer

Ron Mekler	52	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Boris Molchadsky, Chairman and Chief Executive Officer. In September 2019, Mr. Molchadsky co-founded SleepX Ltd., and continues to serve as Chairman today. In August 2015, Mr. Molchadsky co-founded Nexense Technologies USA. Inc., a corporation focused on non-intrusive treatment for snoring and sleep apnea. He additionally co-founded GPIS Ltd., in March 2007 and consults through it to companies until today. Furthermore, Mr. Molchadsky has over fifteen years of experience in the capital markets working in leading investment firms. In the recent years, he has been working in the field of sleep health in collaboration with the world’s leading research institution, such as the Ben Gurion University, Soroka Medical Center and Millenium Sleep Lab. Mr. Molchadsky holds a B.A. in Business Management and Finance from the University of Manchester and a M.B.A in Finance from the Ono Academic College, in Israel.

The Board believes that Mr. Molchadsky’s extensive experience in the industry, his long-standing involvement with SleepX and his knowledge of our product candidates ideally suit him to serve on our Board.

Mr. Molchadsky replaced the former CEO of the company, Mr. Adi Shemer on January 19th, 2025.

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

On January 14, 2025, Mr. Porat notified the board of directors of the Company of his resignation from the Board, effective immediately. The resignation of Mr. Porat as a director was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Porat continues with the Company as Chief Financial Officer.

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

Mr. Mekler qualifies as an independent director. Although our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Shareholder Communications.

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at our executive office, Attention: Boris Molchadsky, CEO. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to adopt an appropriate insider trading policy during the 2025 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2024 and 2023 by the executive officers listed below, which we refer to as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)		Bonus ($)	Option Awards ($)(2)	All other compensation ($)	Total

Boris Molchadsky, Chairman & Chief Executive Officer (3)	2023	175,356	(4)	—	—	—	175,356
	2024	175,512		—	—	—	175,512

Adi Shemer, former Chief Executive Officer (3)	2023	86,254	(5)	—	227,414	—	313,668
	2024	103,631			564,398		668,029

Asaf Porat, Chief Financial Officer	2023	175,356	(6)	—	309,539	—	484,895
	2024	82,810		—	101,324	—	184,134

(1)	All compensation received by SleepX Ltd.’s executive officers is paid in NIS. For the purposes of completing this table, with respect to compensation paid during the fiscal year ended December 31, 2023 and 2024, SleepX converted each NIS denominated amount into U.S. dollars by dividing the NIS amount by the exchange rate effective on the date the fee was incurred.

(2)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

(3)	Mr. Shemer and the Company agreed as of January 19, 2025 to terminate Mr. Shemer’s position as CEO, whereupon Mr. Molchadsky was reappointed as Chief Executive Officer on January 19, 2025.

(4)	Due to cash flow constraints, the actual amounts paid with respect to 2023 was $73,941, with the balance converted into options (see Note 9 in the financial statement).

(5)	Due to cash flow constraints, the actual amounts paid with respect to 2023 was $42,688, with the balance converted into options (see Note 9 in the financial statement).

(6)	Due to cash flow constraints, the actual amounts paid with respect to 2023 was $107,378, with the balance converted into options (see Note 9 in the financial statement).

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

On July 7, 2023, the Board of Directors of AppYea, Inc. (the “Company”) appointed Adi Shemer as Chief  Executive Officer (“CEO”) of the Company, effective immediately. Mr. Shemer has been working with the Company since February 2023 as a consultant. On January 19, 2025, Mr. Shemer and the Company terminated the employment relationship.

In connection with his appointment as CEO, Mr. Shemer and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Agreement”) setting forth the terms of his employment and compensation. Under the Agreement, Mr. Shemer was entitled to monthly salary of 40,000 NIS (equivalent to $10,800 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, Mr. Shemer was also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either Mr. Shemer or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

Under the Agreement, Mr. Shemer was awarded options under the Company’s employee stock option plan for 11,500,000 shares of the Company’s common stock at a per share exercise price of $0.0001, vesting over a period of 30 months, on a quarterly basis, beginning with the quarter ending September 30, 2023, provided that Mr. Shemer continues in the employ of SleepX and continues to provide CEO services to the Company. At the end of the 30 month period, he is entitled to options for an additional 11,500,000 shares at the same exercise price provided he has been in the continuous employ of SleepX. The options are exercisable through July 2033. In connection with his consulting services, he was awarded options for 1,000,000 shares of the Company’s common stock, exercisable through July 2033 at a per share exercise price of $0.0001 per share, all of which have vested. Following the termination of the employment relationship, Mr. Shemer holds options for 27,773,926 shares at a per share exercise price of $0.0001 per share.

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

On July 1, 2023, we granted him, additional stock options to purchase 10,237,740 of the Company’s common stock, at a per share exercise price of $0.0001 per share and exercisable through July 2033, which was valued at $92,102. The Options vest over a period of 24 months, on a monthly basis. Following the investment in the Company in 2023, the vesting schedule was expedited of half of the options on December 31, 2023. The Option are subject to the other terms and conditions specified in the option grant agreement between Mr. Porat and the Company. In addition, following the investment in the Company, Mr. Porat was granted an additional 14,500,000 stock options on December 31, 2023, exercisable at a per share exercise price of $0.0001. The options vest over a period of 18 months, on a monthly basis. On July 2024, the Company and the CFO agreed to revise the employment terms of its CFO to part-time and decrease the salary and future options he’s entitled to. The CFO exercised 5,449,686 vested options into 5,422,438 shares through a cashless exercise. As of December 31, 2024 the Chief Financial Officer was entitled to 3,000,000 options, of which, as of December 31, 2024, options for 750,000 shares have vested.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2024.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Asaf Porat	1,500,000	1,500,000	$0.0001	7/1/2033

Adi Shemer	638,356	362,356	$0.0001	2/1/2033
Adi Shemer	3,902,237	16,089,475	$0.0001	7/1/2033
Adi Shemer	22,000,000	0	$0.0001	7/1/2034

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Compensation of Directors

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2024:

Year Ended December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)

Ron Merkel			21,795	(2)				21,795

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise.

2.	In respect of options for 1,000,000 shares of Common Stock

As of January 1, 2023 the company engaged with Ron Mekler as a board member. For his services he was granted stock option under ESOP to purchase 500,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), on a post-split basis. Upon grant, the Options vest as follows: (i) 50% following 12 months on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option shall be exercisable at a per share exercise price of $0.0001 and shall otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company. Mr. Mekler exercised the 500,000 vested options during September 2024.

On August 31, 2023, Mr. Mekler was granted additional stock option under ESOP to purchase 500,000 of the Company’s common stock, par value $0.0001 per share of the Company (the “Common Stock”), vesting in equal quarterly instalments over a period of 12 months, ending 08.31.2024. Mr. Mekler exercised the 500,000 vested options during September 2024.

In addition, on August 7, 2024, the Board approved the issuance of a stock option to purchase 1,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Mr. Ron Mekler, the company independent board member.

The Company reimburses its directors for any out-of-pocket cost reasonably incurred to attend a Board meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of March 31, 2025. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 534,758,474 shares of common stock outstanding on March 31, 2025.

Name of Beneficial Owner	COMMON STOCK		% of class (Common Stock)	SERIES A PREFERRED STOCK (1)	% of class (Series A Preferred)
Officers and Directors

Boris Molchadsky, Chairman	167,303,935	(2)	31.28%	222,664	96.56%

Asaf Porat, Chief Financial Officer	23,829,957	(3)	4.08%	—	—	—

Ron Mekler	2,182,118	(4)	0.0041%
5% shareholders	—		—
Plutus Investments LP	77,293,591	(5)	14.45%

Officers and Directors as a Group (two persons)	169,486,053		31.63%	222,664	96.56%	—

(1)	The Series A Preferred Stock were issued in June 2020. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 3,000 votes per share and are convertible at a rate of 1,500 common stock to each preferred share.
(2)	Comprised of 99,754,464 shares held directly by Mr. Molchadsky and 67,549,471 held through Nexense Technologies Inc.

(3)	Comprised of (i) 21,829,957 shares and (ii) 2,000,000 shares issuable upon exercise of currently exercisable options. Does not include options for an additional 1,000,000 shares scheduled to vest over the next 6 months.
(4)	Comprised of (i) 1,519,104 shares and (ii) 663,014 shares issuable upon exercise of currently exercisable options.
(5)	Comprised of (i) 14,989,494 shares and (ii) 62,304,097 shares issuable upon conversion of convertible notes based on the publicly traded stock as of March 1, 2025. The notes are not convertible prior to July 1, 2025.
(6)

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain aggregate information with respect to the Company’s shares of common stock that as of December 31, 2024 were issuable as compensation to service providers.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (2)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	75,383,851	0.00101	0

Total	75,383,851	$0.00101	0

(1)	Represents shares of common stock issuable to service providers including officers and directors.

(2)	Represents shares of common stock available for future issuance under equity compensation plans.

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

On May 15, 2024, the Company and each of Boris Molchadsky, the Company’s Chairman (“BM”), Adi Shemer, the then Company’s Chief Executive Officer (“AS”) and Asaf Porat, the Company’s Chief Financial Officer (“AP”), entered into an agreement with the Company pursuant to which each agreed to convert unpaid compensation owed to them into Qualified Common Stock Options (as defined below) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate amount of $458,023. . As used herein, “Qualified Common Stock Options” refers to a Company compensation plan to be approved by the Company and its shareholders and qualified under Sections 102 and 103 of the Israeli Tax Code. Each Qualified Common Stock Option will be exercisable at par value. Each of BM and AP agreed to convert $139,150 and $154,589 in unpaid compensation into Qualified Common Stock Options to purchase shares of Common Stock at per share conversion rate of $0.07 for BM and $0.04 for AP. AS agreed to convert $44,284 at a per share conversion rate of $0.04.

With respect to BM and AP, there remains outstanding unpaid compensation of $70,000 and $50,000 respectively, which are not being converted. The Company and each of BM and AP agreed that this u unpaid compensation would be paid in 20 equal monthly instalments, subject to payment of payroll, social security and other taxes, commencing on the 30th day following the earlier to occur of (i) the closing of an equity raise by the Company with gross proceeds to the Company of at least $1.5 million, (ii) the completion of seven consecutive (7) months positive cash flow for the Company in such amount as will allow the Company to cover its operating expenses and (iii) termination of BM or AP employment by the Company of for any reason other than cause and (iii) termination of employment by the Company of for any reason other than cause

Director Independence

The Company has one independent director, Ron Merkel, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Barzily & co. for the audit of the Company’s audited financial statements for the years ended December 31, 2023 and December 31, 2024:

	2023	2024

Audit fees (1)	$68,039	$49,169
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees	-	-
Total:	$68,039	$49,169

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

Our Board of Directors has appointed Barzily & co, Jerusalem, Israel, company ID 540184942, as our independent registered public accounting firm for the fiscal year ended December 31, 2024.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen of Stock Certificate (1)
4.2	Senior Secured Promissory Note issued on November 24, 2022 by Appyea, Inc. to Leonite Fund I LP (3)
10.1	Agreement dated November 23, 2021betweeh SleepX Ltd. and Pinter Software Systems Ltd. (1)
10.2	Securities Purchase Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.3	Pledge and Security Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.4+	Employment Agreement dated July 1, 2021 between Boris Molchadsky and SleepX Ltd. (1)
10.5+	Employment Agreement dated July 1, 2021 between Asaf Porat and SleepX Ltd. (1)
10.6+	Employment Agreement dated February 5, 2020 between Todd Violette and AppYea, Inc. (1)
10.7	License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (1)
10.8	First Amendment dated May 1, 2022 to License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd (1)
10.9+	Service Agreement dated June 1, 2022 between AppYea, Inc. and GPIS Ltd. (incorporated by reference to the Registration Statement on Form S-1/A file don July 12, 2022) (1)
10.10+	Employment Agreement dated as of July 1, 2023 between SleepX Ltd. and Adi Shemer (2)
10.11+	Debt Conversion and Settlement Agreement between Bary Molchadsky and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
10.12+	Debt Conversion between Adi Shemer and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
10.13	Debt Conversion and Settlement Agreement between Asaf Porat and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+ Management Agreement

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022

(2) Incorporated by reference to the current report on Form 8-K filed on July 7, 2023

(3) Incorporated by reference to the annual report on Form 10-K filed on March 31, 2023

* Filed

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.

Date: April 15, 2025	By:	/s/ Boris Molchadsky
Boris Molchadsky
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2025	By:	/s/ Asaf Porat
Asaf Porat
Chief Financial Officer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Molchadsky	Chairman of the Board, Director	April 15, 2025
Boris Molchadsky

/s/ Boris Molchadsky	Chief Executive Officer	April 15, 2025
Boris Molchadsky	(Principal Executive Officer)

/s/ Asaf Porat	Chief Financial Officer	April 15, 2025
Asaf Porat	(Principal Financial and Accounting Officer)

/s/ Ron Mekler	Director	April 15, 2025
Ron Mekler

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023

F-1

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Appyea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appyea Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2021

/s/ Barzily & Co., CPAs

BARZILY AND CO., CPA’s

Jerusalem, Israel,

April 15, 2025

APPYEA INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

		December 31,	December 31,
	Note	2024	2023
ASSETS
Current assets
Cash and cash equivalents		79	222
Other accounts receivables	3	29	42
Inventory		23	14
Total current assets		131	278

Non-current assets
Property and equipment, net		3	3
Intangible assets. net	4	251	193
Total non-current assets		254	196

Total assets		385	474

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables		33	51
Other accounts payable and related party payables	5	252	694
Short-term loans from related party	6(a)	79	79
Convertible loans related party	6(b)	-	-
Convertible loans at amortized cost	7F	-	796
Convertible loans at fair value	7C	1,302	1,203
Financial liability at fair value	7E	-	204

Total Current liabilities		1,666	3,027

Non-current liabilities
Long term convertible loans at fair value	7D	2,861	-

Total liabilities		4,527	3,027

COMMITMENT AND CONTINGENCIES	8

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	11	-	-
Common stock, $0.0001 par value	11	50	31
Shares to be issued		294	559
Additional Paid in Capital		5,886	3,197
Accumulated deficit		(10,358)	(6,326)
Total AppYea Inc. stockholders’ deficiency		(4,128)	(2,539)
Non-controlling interests		(14)	(14)

Total Deficiency		(4,142)	(2,553)

Total liabilities and deficiency		385	474

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2024	2023
Revenue		29	-
Cost of sales		15	-
Gross profit		14	-

Research and development expenses		339	124
Sales and marketing expenses		385	128
General and administrative expenses	12	1,114	1,386

Operating loss		(1,824)	(1,638)

Change in fair value of convertible loans and warrant liability		(2,037)	262
Financial expenses, net		(171)	(441)

Loss before income tax benefit		(4,032)	(1,817)

Income tax benefit	13	-	-
Net loss		(4,032)	(1,817)

Net loss attributable to AppYea Inc.		(4,032)	(1,817)

Net Loss Per Common Share:
Basic and diluted		(0.009)	(0.007)

Weighted Average Number of Common Shares Basic and Diluted		456,132,388	257,223,239

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number*	Amount	Number*	Amount	issued	Capital	Deficit	Total	interests	Deficiency
Balance as of January 1, 2024	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)

Issuance of Shares	-		102,389,447	10	(501)	1,082	-	591	-	591
Shares to be issued to service providers	-		-	-	56	-	-	56		56
Shares to be issued to investors	-		-	-	125	-	-	125	-	125
Share based compensation to investors	-		-	-	-	118	-	118	-	118
Share issuance upon conversion of Preferred stock	(28,147)		42,217,500	4	-	(4)	-	-	-	-
Shares to be issued put option	-		-	-	118			118		118
Share based compensation upon conversion of debt to related party	-		-	-	-	338	-	338	-	338
Share based compensation employees & service providers			-	-	-	1,067		1,067		1,067
Share issuance to services providers from stock payable and exercise of share-based compensation			42,821,579	5	(63)	61		3		3
Convertible note conversion	-		4,868,291	-		27	-	27	-	27
Net loss	-		-	-		-	(4,032)	(4,032)	-	(4,032)

Balance as of December 31, 2024	230,598		521,133,474	50	294	5,886	(10,358)	(4,128)	(14)	(4,142)

	Preferred Stock		Common Stock		Shares	Additional			Non-
	Number*	Amount	Shares to be issued	Amount	to be issued	Paid in Capital	Accumulated Deficit	Total	controlling interests	Total Deficiency

Balance as of January 1, 2023	300,000	-	220,930,798	21	27	1,912	(4,509)	(2,549)	(14)	(2,563)

Share issuance upon conversion of convertible notes	-	-	19,390,359	1	-	242	-	243	-	243
Beneficial conversion feature (see Note 11C and 7e)	-	-	-	-		66	-	66	-	66
Share issuance upon conversion of preferred stock	(41,255)	-	61,882,500	6	-	(6)	-	-	-
Issuance of shares upon conversion of stock payable			26,633,000	3	(266)	263	-	-	-
Shares to be issued to service providers					75			75		75
Shares to be issued to investors	-	-	-	-	723	-	-	723	-	723
Share based Compensation	-	-	-	-	-	721	-	721	-	721
Net loss	-	-	-	-	-	-	(1,817)	(1,817)	-	(1,817)

Balance as of December 31, 2023	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the year ended December 31
	2024	2023
Cash flows from operating activities:
Net loss	(4,032)	(1,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	25
Share based compensation	1,029	796
Change in fair value of convertible loans and warrant liability	2,037	(262)
Financial expenses, net	171	441
Changes in operating assets and liabilities:
Other current assets	13	(23)
Inventory	(10)	(14)
Accounts payable	8	173
Accounts payable – related party	(25)	84
Net cash used in operating activities	(785)	(597)
Cash flows from investing activities:
Research and development expenses capitalization	(80)	(93)
Net cash used by investing activities	(80)	(93)

Cash flows from financing activities:
Proceeds from convertible Note received less issuance expenses	-	141
Proceeds on account of Stock Payables	105	724
Exercise of shared based compensation	2	-
Proceeds from issuance of Common Stock	612	-
Net cash provided by financing activities	719	865

Effect of foreign exchange on cash and cash equivalent	3	(13)
Change in cash and cash equivalents	(143)	162
Cash and cash equivalents at beginning of Year	222	60
Cash and cash equivalents at end of Year	79	222
Non-cash investing and financing activities
Derivative liability recognized as debt discount	119
Related parties debt conversion to option Common stock	338	-

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

Financial position

The financial statements are presented on a going-concern basis. The Company has not yet generated any significant revenues, has suffered recurring losses from operations, has incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of December 31, 2024, the Company has an accumulated deficit of $10,358,000 and a stockholders’ deficiency of $4,128,000. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The significant policies in the preparation of the consolidated financial statements are:

A.	Basis of consolidation and presentation

These consolidated financial statements of the Company have been prepared on a historical cost basis, except for financial instruments classified as financial instruments at fair value through profit and loss, which are stated at their fair value. In addition, the consolidated financial statements have been prepared using the accrual basis of accounting, except for the statement of cash flows.

These consolidated financial statements incorporate the financial statements of the Company and its wholly controlled subsidiaries. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. These consolidated financial statements include the accounts of the Company and its direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

b.	Use of estimates:

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates include the ability to continue as a going concern, the recoverability of long-lived assets, the recoverability of amounts due from related parties, the valuation of stock-based compensation and certain debt and derivative liabilities, recognition of loss contingencies and deferred tax valuation allowances. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which would be recorded in the period in which they become known. See note 8 regarding the Convertible Loans and Warrants estimations.

c.	Financial statements in United States dollars:

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.647 and 3.627 as of December 31, 2024 and 2023, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

d.	Cash and Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

e.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers equipment and software	33

f.	Intangible Assets, net

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

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2024, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

g.	Severance pay:

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

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

k.	Concentrations of credit risks:

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

n.	Research and development costs:

Research and development consist of costs incurred in the process of developing product improvements or new products and are expensed to the statement of operations as incurred.

o.	General and administrative expenses:

General and administrative expenses consist of all corporate overhead costs incurred by the Company.

p.	Stock-Based Compensation:

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

q.	Income taxes:

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

r.	Basic and Diluted Net Loss per Share:

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and Convertible preferred stock, using the if-converted method: In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ending December 31, 2024 and 2023, there were 230,598 and 258,745 shares, respectively, of convertible preferred stock outstanding and conversion privileges attached to convertible promissory notes payable.

s.	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which is intended to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. ASU 2020-06 is effective for fiscal years, and interim periods in those fiscal years, beginning after December 15, 2023 (effective January 1, 2024) for smaller reporting companies. The adoption of guidance did not have a material effect on its consolidated financial statements.

On January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, cash flow and disclosures. The adoption of ASU 2023-07 did not have a material effect on its consolidated financial statements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - OTHER ACCOUNTS RECEIVABLES

	December 31,
	2024	2023
	In U.S. dollars in thousands
Governmental authorities	8	30
Other receivables	21	12
	29	42

NOTE 4 - INTANGIBLE ASSET

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

The IP asset is valued in the financial statements at the cost that Licensor paid to acquire the IP. As of December 31, 2024, the Company has not generated significant revenues and accordingly no royalties were paid.

	December 31,
	2024	2023
	In U.S. dollars
Cost	$163,000	$163,000
Accumulated amortization	$(85,298)	$(62,013)
	$77,702	$100,987

For both years ended December 31, 2024 and 2023 the amortization expenses amounted to $23,285.

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

As of December 31, 2024 and 2023, the R&D software capitalization described above amounted to $173,446.and $90,470, respectively.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 -OTHER ACCOUNTS PAYABLE AND RELATED PARTY PAYABLES

	December 31,
	2024	2023
	In U.S. dollars in thousands
Accrued expenses	41	109
Deferred income	-	7
Government institutions	28	79
Credit card	3	1
Employees and payroll accruals (including related party payables)	180	498
	252	694

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Short-term loans from related parties

During December 2022, Boris Molchadsky has lent to the Company a total amount of NIS 80,000 ($22,734). The loan bears interest at an annual rate of 5%. The loan was repaid in full during the first quarter of 2023.

During 2021, SleepX borrowed from Nexense an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in an event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (5.18%).

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725 ($31,732). The loan does not carry any interest expense and the repayment terms have yet to be determined.

B.	Convertible loans related party

See Note 7.

C.	Balances with related parties

	December 31,
	2024	2023
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	61	498
Related party payables – see note 12C	59	129
Short term loan Note 6(a)	79	79

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

D.	Transactions with related parties

	Year ended December 31,
	2024	2023

	In U.S. dollars in thousands
Expenses:
Salaries and related cost	401	346
Share based compensation	995	721

All of the four board members in the Company do not receive cash compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada. See notes 9 and 10 regarding salaries agreements.

E.	Purchase of IP and royalties to related party

See Note 4

NOTE 7 - CONVERTIBLE LOANS AND WARRANTS

A. The following table summarizes fair value measurements by level as of December 31, 2024 and, 2023 measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
	In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	1,203	1,203
Financial liability		-	204	204

December 31, 2024	Level 1	Level 2	Level 3	Total
In U.S. dollars in thousands
Assets
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,163	4,163
Financial liability		-	-	-

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

B. The Convertible Loans at fair values changes consist of the following as of and December 31, 2024 and 2023:

	Convertible Loans at Fair Value
	December 31, 2024	December 31, 2023
	$000
Opening Balance	1,203	2,257
Additional convertible loans (1)	-	153

Conversion of convertible loan	-	(243)
Decrease of Notes purchased (Note 12C)	-	(530)
Transition from amortized cost to convertible loans measured at fair value (2)	829
Change in fair value of convertible loans liability	2,131	(434)
Closing balance	4,163	1,203

(1)	During the years ended December 31, 2024, and 2023, a total amount of $27,311 and $242,538 respectively, were converted into 4,868,291 and 8,634,616 shares of common stock, respectively. The conversion during 2024 was measured at amortized cost.

(2)	. On December 31, 2024, the holders and the company amended the terms of the notes to extend the maturity date of each note to March 31, 2026. The previous restriction on conversion of the outstanding amounts under the notes was voided thereby affording the note holders the option of converting the outstanding amounts of the notes when desired. As a result the company changed the measurement of the notes from amortized cost to convertible loans measured at fair value. (see Note 7D).

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of December 31,	As of December 31,
	2024	2023
Expected term (in years)	0.5-1.25	0.5
Expected average (Monte Carlo) volatility	77%-132%	213%
Expected dividend yield	-	-
Risk-free interest rate	4.18%-4.24%	5.26%
WACC	28%	27%

Convertible loans

During the years 2017-2021, the Company entered into convertible loan agreement (“CLA “) contracts with several investors as detailed below.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

C. Investor 1 - Plutus

CLA 1 (Issued by the company During March 2019 - January 2021)

The CLA is convertible into shares of the Company’s Common Stock at a per share price equal to the lesser of (i) $0.04, and (ii) the variable conversion price, which is defined as 65% of the lowest daily Volume Weighted Average Price (‘VWAP’) in the twenty (20) Trading Days prior to the Conversion Date. The Note has 8% annual interest rate.

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

Investor 1 agreed to extend the maturity date of his notes to June 30, 2025 and to not convert such note during such period. In consideration thereof, the Company agreed with the holder to issue him options exercisable for a two-year period to purchase five (5) million shares of the company’s common stock at a per share exercise price equal to par value, subject to standard option agreements. The company registered an expense of $117,580 for the options at the end of the second quarter and they were exercised during December 2024.

In order to calculate the fair value of the CLA, the independent valuation appraiser used the Monte Carlo model assuming in each scenario the investors will prefer to convert the options into company shares instead of receiving the loan, and assumed the expected conversion date during 2025. Using this model and assumptions, as of December 31, 2024, and 2023, the fair value of both CLA together was evaluated at $1,301,852 and 1,203,758 respectively.

D. Investor 2

During the third quarter of 2023 a group of unaffiliated investors and entities (collectively, the “Purchasers’) purchased outstanding convertible promissory notes issued by the Company, in principal value of $768,000 bearing 8% annual interest rate. Following the purchase of these outstanding notes, the Purchasers and the company agreed to amend the terms of the notes to extend the maturity date of each note to December 31, 2024, restrict conversion of the notes and as a result the company measures them at amortized cost. On December 31, 2024, the Purchasers and the company agreed to amend again the terms of the notes to extend the maturity date of each note to March 31, 2026, and to amend the conversion price thereof to $0.0033, and conversion restriction expired. As a result of the change in conversion terms the company transitioned to measure the notes from amortized cost to convertible loans measured at fair value of $2,861,000.

E. during the purchase described in Note 7D, Investor 1 agreed to extend the maturity date of the notes he owned to June 30, 2024 and to not convert such note during such period. In consideration thereof, the Company agreed with the holder that in the event that on June 30, 2024 the preceding 90 day VWAP is less than $0.04 (the “90 day VWAP”), then the Company will issue to the holder additional shares of the Company’s common stock where the number of shares is determined by quotient of the spread below $0.04 times 7,000,000 shares divided by the 90 day VWAP. At the end of the second quarter of 2024, the 7,000,000 warrants of Plutus were converted into 4,989,494 shares, with value of $117,752 according to closing price on 06.30.2024.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

F. The Convertible Loans at amortized cost changes consist of the following as of December 31, 2024 and 2023 (See also 7D):

	December 31, 2024	December 31, 2023
		$000
Opening balance	796	-
Transition from convertible loans measured at fair value to measurement at amortized cost	-	530
Beneficial conversion feature	-	(66)
Financial expenses related to transition from fair value measurement to amortized cost		304
Convertible conversion*	(27)	-
Accrued interest through profit or loss	60	28
Transition from amortized cost to convertible loans measured at fair value	(829)	-
Closing balance	-	796

*	During the quarter ended September 30, 2024, a total amount of $27,311 was converted into 4,868,291 shares of common stock.

NOTE 8 - COMMITMENT AND CONTINGENCIES

A)	On March 15, 2020, SleepX entered into license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to research, develop, manufacture use, market, distribute, offer for sale and sell the licensed products covered in the license agreement (the “Licensed Products”). The payment terms for the license agreement are as follows:

1.	Annual license fee – annual payments as follows:

Year	US$K
1-4	0
5	10
6	20
7	30
8	40
9-15	50

2.	Running royalties – 3% of all net sales received from the licensed products for a period of up to 15 years from initiation of sales in each state using licensed IP.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

3.	Sublicense payments –

a.	25% of sublicense income received prior to attainment of all regulatory approval for marketing and sale of the licensed products in the first jurisdiction where the licensed products is intended to be sold.
b.	15% of sublicense income received after the date recorded in section (a) above, but prior to the first commercial sale of the licensed product.
c.	10% of sublicense income received after the date recorded in section (b) above.

4.	Milestone payment – payment of $60,000 upon the attainment of regulatory approval from applicable authority in USA or Europe to market and sell the licensed products.

5.	Exit Fee Varies according to its kind upon consummation of the Exit event.

In addition to the payment terms mentioned above, SleepX will reimburse the Licensors for all incurred in the filling, prosecution and maintenance of the licensor’s patents prior to the effective date. The amount of such expenses was $74,850 which was paid and are included in the financial statements.

B)	In addition, the Company’s obligations under the CLA purchased from Leonite as mentioned below in Note 14-C, are secured by a security interest in substantially all of its assets according to a Security Agreement dated as of November 24, 2021 between the investor and the Company.

C)	On April 2022, SleepX entered into an additional license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years (the “additional license agreement”). According to the additional license agreement, the Company will pay annual license fees according to the scheduled payments set forth above.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION

A. On July 1, 2021, SleepX has commenced the employment of 2 employees, the Chief Financial Officer and the Chairman who are both considered related party. Under the agreement with the employees, they are entitled to receive NIS 20,000 ($5,683) monthly salary (see also below). In addition, the Chief Financial Officer is entitled to Share-Based Compensation, according to the Company’s Global Share Incentive Plan.

On July 1, 2023, the company granted Asaf Porat, the company CFO, a stock options to purchase 10,237,740 of the Company’s common stock, at a per share exercise price of $0.0001 per share and exercisable through July 2033, which was valued at $92,102. The Options vest over a period of 24 months, on a monthly basis. Following the investment in the Company in 2023, the vesting schedule was expedited of half of the options on December 31, 2023. In addition, following the investment in the company, Mr. Porat was granted an additional 14,500,000 stock options on December 31, 2023, exercisable at a per share exercise price of $0.0001. The options vest over a period of 18 months, on a monthly basis.

In July 2024, the Company and the CFO agreed to revise the employment terms of its CFO to part-time and decrease the salary and future options he’s entitled to by 10,079,246. The CFO exercised 5,449,686 vested options into 5,422,438 shares through a cashless exercise.

As of December 31, 2024 and 2023 the Chief Financial Officer was entitled to 3,000,000 and to 34,975,480 ESOP options, respectively.

On July 1, 2023, Adi Shemer was appointed as Chief Executive Officer (“CEO”) of the Company. Mr. Shemer has been working with the Company since February 2023 as a consultant. In connection with his appointment as CEO, Mr. Shemer and the Company’s subsidiary SleepX, Ltd. entered into an Employment Agreement (the “Shemer Employment Agreement”) setting forth the terms of his employment and compensation. Under the Shemer Employment Agreement, Mr. Shemer is entitled to monthly salary of 40,000 NIS (equivalent to $10,810 as of the date of this report), of which the payment of 20,000 NIS is deferred until such time as the Company raises at least $1 million in aggregate proceeds from the private placement of its securities. Under the Agreement, Mr. Shemer is also entitled to the following: (i) Manager’s Insurance under Israeli law to which SleepX contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Shemer contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Mr. Shemer contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either Mr. Shemer or SleepX is entitled to terminate the employment at any time upon 30 days prior notice.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

Under the Shemer Employment Agreement, Mr. Shemer was awarded options for 11,500,000 shares of the Company’s common stock at a per share exercise price of $0.0001, vesting over a period of 30 months, on a quarterly basis, beginning with the quarter ending September 30, 2023, provided that Mr. Shemer continues in the employ of SleepX and continues to provide CEO services to the Company. At the end of the 30-month period, Mr. Shemer is entitled to options for an additional 11,500,000 shares at the same exercise price provided he has been in continuous employ of SleepX. The options are exercisable through July 2033. In connection with the consulting services rendered prior to his appointment as CEO, he was awarded options for 1,000,000 shares of the Company’s common stock, exercisable through February 2033 at a per share exercise price of $0.0001 per share.

In addition, during 2024 the Board approved the issuance of stock option to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price of $0.0001, to Adi Shemer, the Company CEO. Under his terms of his employment agreement, Mr. Shemer is entitled to these options following the issuance by the Company of at least 200 million shares of common stock in respect of third-party investments in the Company, which was satisfied during 2024.

On May 14, 2024, the Board of the Company approved the conversion of outstanding amounts owed to its officers and directors for unpaid compensation for options of the Company’s common stock, as follows: Boris Molchadsky, the Company chairman, and Asaf Porat, the Company CFO, agreed to convert a portion of their unpaid compensation into options for shares of the Company’s common stock at a per share conversion rate of $0.07 and $0.04, respectively, and Adi Shemer, the Company CEO at such time (who has since resigned), agreed to convert the entire unpaid compensation to him into options for shares of the Company’s common stock at per share conversation rate of $0.04, in each case under a Company compensation Plan to be approved by the Company and its shareholders and qualified under Sections 102 and 3(i) of the Israeli tax authorities (such being the “Qualified Equity Interests”). There remains outstanding unpaid compensation to each of Mr. Molchadsky and Mr. Porat in the amount of $70,000 and $50,000, respectively. It was agreed that the unpaid compensation which was not converted would be paid in 20 equal monthly installments, subject to payment of payroll, social security and other taxes, commencing on the 30th day following the earlier to occur of (i) the closing of an equity raise by the Company with proceeds to the Company of at least $1.5 million, (ii) the completion of seven consecutive (7) months positive cash flow for the Company in such amount as will allow the Company to cover its operating expenses and (iii) termination of employment by the Company of for any reason other than cause. As of April 1, 2024 the Company converted the outstanding amounts of $338,023 related to its officers and directors and issued 6,959,685 options, which are exercisable with an exercise ratio of 1:1.

The estimated fair values of the options granted were measured as follows:

Grant date	February 1, 2023
Expected term	3 years
Expected average volatility	187.7%
Expected dividend yield	0
Common Stock Value	$0.0205
Risk-free interest rate	3.39%

Grant date	July 1, 2023	December 31,2023
Expected term	2.5 years	1.5 years
Expected average volatility	172%	172%
Expected dividend yield	0	0
Common Stock Value	$0.009	$0.015
Risk-free interest rate	3.86%	3.88%

Grant date	March 1, 2024	July 1, 2024
Expected term	4 Months	3 Months
Expected average volatility	172%	172%
Expected dividend yield	0	0
Common Stock Value	$0.033	$0.0218
Risk-free interest rate	4.19%	4.48%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION (Cont.)

The table below depicts the number of options granted to such employee:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Chief Financial Officer	1,500,000	1,500,000	$0.0001	07.01.2033

Chief Executive Officer	638,356	361,644	$0.0001	02.01.2033
Chief Executive Officer	3,902,237	16,089,475	$0.0001	07.01.2033
Chief Executive Officer	22,000,000	0	$0.0001	07.01.2034
Total	28,040,593	17,951,119

In addition Mr. shemer is entitled to a success bonus of 1.5% of any capital raised up to a total raise of $10M and a success bonus of 1.0% of any revenues of the company up to accumulated revenues of $20M, and Mr. Porat is entitled to a success bonus of up to 5% of any capital raised.

AppYea absorbs 50% of the cost of the SleepX employees as management fees. As of December 31, 2024, the employee monthly gross salary decreased to a total amount of NIS 32,500 (including the salary basis – as described above in Note 10).

B. On January 1, 2023, the Company engaged with Ron Mekler as a board member. For his services he was granted stock option to purchase 500,000 of the Company’s common stock, valued at $21,498. The Options vest as follows: (i) 50% on the first anniversary of the appointment and (ii) the balance of shares of Common Stock, in four (4) consecutive fiscal quarters, beginning with the quarter ending March 31, 2024. The Option are exercisable at a per share exercise price of $0.0001 and are otherwise be subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between Mr. Mekler and the Company.

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

On August 7, 2024, the Company granted Mr. Mekler additional option to purchase up to 1,000,000 shares of the Company’s common stock, valued at $21,795. The Options vest over 12 months, on a monthly basis. The Options are exercisable at a per share exercise price of $0.0001 and are otherwise subject to the other terms and conditions specified in an Option Grant Agreement to be entered into between her and the Company.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

C.	The table below depicts the number of options granted to consultants and employees:

	twelve months ended December 31, 2024
	Number of options	Weighted average exercise price in USD

Options outstanding on January 1, 2024	62,349,647	$0.0007
Options granted during the period	48,400,000	$0.0007
Options cancelled during the period	-10,079,246	$0.0001
Options purchased from debt conversion	6,959,685	$0.0001
Options exercised during the period	-32,246,235	$0.0001
Options outstanding at the end of period	75,383,851	$0.0001
Options exercisable at the end of period	52,913,167	$0.0008

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023

Revenue	29	-
Cost of sales	15	-
Gross profit (loss)	14	-
Research and development expenses	339	124
Sales and marketing expenses	385	128
General and administrative expenses	1,114	1,386

Operating loss	(1,824)	(1,638)

Change in fair value of convertible loans and warrant liability	(2,037)	262
Financial income (expenses), net	(171)	(441)

Loss before income tax benefit	(4,032)	(1,817)

Income tax benefit	-	-
Net loss	(4,032)	(1,817)

Net loss attributable to AppYea Inc.	(4,032)	(1,817)

NOTE 12 - STOCKHOLDERS’ EQUITY

A.	Convertible Preferred Stock

Each convertible preferred A share is convertible into 1,500 shares of common stock and may be voted together with the common shares at a rate of 3,000 shares of common stock.

As of December 31, 2024, and 2023, 230,598 and 258,745 shares respectively of the Company’s convertible preferred stock were issued and outstanding. There are 500,000 convertible preferred shares authorized.

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

As of December 31, 2024, and 2023, 521,133,474 and 328,836,657 shares of the Company’s common stock were issued and outstanding, respectively. There are 900,000,000 authorized common shares as of December 31, 2024 and 2023.

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

Investment in the company - In June 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with qualified investors (collectively, the “Investor”), pursuant to which the Company agreed to issue and sell (the “Offering”) up to an aggregate of 135,000,000 shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”) at a per share purchase price of $0.01, and Common Stock purchase warrants, exercisable for a two year period from the date of issuance, to purchase up to an additional 135,000,000 shares of Common Stock at a per share exercise price of $0.04 (the “Warrants”). The subscription agreement was closed on July 19, 2023. As of December 31, 2024, the Company received aggregate gross proceeds of $1,340,330 from the Investor, which entitles him 134,032,953 shares and warrants. 121,532,953 shares were issued and the residual amount of 12,500,000 was presented as shares to be issued. No assurance can be provided that the Investors will provide additional investments.

During November 2024, the company engaged with a qualified investor to purchase 10,000,000 shares and warrants at the same terms aforementioned for an investment of $100,000.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

Purchase of Notes of the company - As part of the investment agreement above, a group of unaffiliated investors and entities (collectively, the “Purchasers’) purchased the remainder of outstanding convertible promissory notes issued by the Company, in aggregate principal value of $768,000 bearing 8% annual interest rate. The notes purchased included a note owned by a related party which was purchased on August 16, 2023 for $27,000 and ceased to be recognized as related party note. Following the purchase of these outstanding notes, the Purchasers and the company agreed to amend the terms of the notes to extend the maturity date of each note to December 31, 2024, restrict conversion of the notes and to amend the conversion price. On December 31, 2024, the Purchasers and the company agreed to amend again the terms of the notes to extend the maturity date of each note to March 31, 2026, and to amend the conversion price thereof to $0.0033, and conversion restriction expired. As a result of the change in conversion terms the company transitioned to measure the notes from amortized cost to convertible loans measured at fair value. The notes were registered in fair value of as of December 31, 2024, in the amount of $2,840,514.

Purchase of preferred shares - On August 16, 2023, the purchasers completed the purchase of 66,868 Series A convertible preferred stocks. The Purchasers converted the preferred shares into 100,299,000 common shares. 42,217,500 were converted during 2024.

APPYEA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2024	2023
	In U.S. dollars in thousands
Salaries and related costs	384	757
Professional services	596	424
Vehicle expenses	8	11
Rent and building maintenance	3	-
Others	123	194
	1,114	1,386

NOTE 14 - TAXES ON INCOME

A.	Taxation under Various Laws

The tax rate applicable to SleepX Ltd. and Ta-nooma Ltd. In Israel is 23%.

US Federal tax rate applicable to AppYea Inc. is 21%.

A.	Net operating losses carryforward

As of December 31, 2024, the net operating losses (including research and development expenses incurred) for SleepX amount to approximately $1,648,000

The Company is evaluating the loss carryforward in AppYea as a result of the reverse merger, and therefore currently values them at $0.

C.	Income taxes on foreign subsidiaries

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15 - TAXES ON INCOME (CONT.)

D.	Tax Assessments

The Company have received a non-final tax assessments of $20,000.

The Israeli subsidiary has not received final tax assessment since its incorporation.

E.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2024	2023
	In U.S. dollars in thousands
Deferred tax assets:
Net operation loss carryforward	379	243

Net deferred tax asset before valuation allowance	379	243
Valuation allowance	(379)	(243)

Net deferred tax asset	-	-

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

NOTE 16 - CONTINGENCIES

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

NOTE 17 - SUBSEQUENT EVENTS

A.	On January 14th, 2025, Mr. Asaf Porat, the company CFO, notified the board of directors of the Company of his resignation from the Board, effective immediately. The resignation of Mr. Porat as a director was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

B.

On January 19th, 2025 the Company and Mr. Adi Shemer agreed to terminate Mr. Shemer position as Chief Executive Officer of the Company. Mr. Boris Molchadsky, the Company’s Chairman, assumed the position of Chief Executive Officer. (Note 10A). As of December 31, 2024, the Chief executive Officer was entitled to 46,000,000 options.

On January 19, 2025, the Company and Mr. Adi Shemer agreed to terminate Mr. Shemer position as Chief Executive Officer of the Company. As a result, Mr. Shemer remained entitled to exercise 27,773,926 ESOP options into common shares.

C.	On February 1, 2025, the company engaged with a shareholder to provide consulting services. For his services he was granted 2,000,000 shares of the Company’s Common Stock, valued at $25,240. Upon grant, the shares vest on a monthly basis, over a period of 12 months as of the Commencement Date ending January 31, 2026.

D.	During the first quarter of 2025, the company received, as part of the agreement in Note 12C, an additional investment of $121,000 from warrants exercise at an exercise price of $0.0066.

