Form 10-Q
period 2025-03-31
APPYEA, INC
filed 2025-05-15
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2025; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 000-55403

APPYEA, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Natan Alterman St, Gan Yavne, Israel	7085118
(Address of principal executive offices)	Zip Code

(800) 674-3561

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 15, 2025, there were outstanding 534,758,474 shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

March 31, 2025

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

3

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31	December 31,
	2025	2024
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	95	79
Other accounts receivables	20	29
Inventory	47	23
Total current assets	162	131

Non-current assets
Property and equipment, net	3	3
Intangible assets, net	246	251
Total non-current asset	249	254

Total assets	411	385

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	40	33
Other accounts payable and related party payables	277	252
Short-term loans from related party	79	79
Convertible loans – At fair value	1,290	1,302
Total current liabilities	1,686	1,666

Non-current liabilities
Long term convertible loans at fair value	2,918	2,861
Total non-current asset	2,918	2,861

Total liabilities	4,603	4,527

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value		-
Common stock, $0.0001 par value	52	50
Shares to be issued	337	294
Additional Paid in Capital	5,956	5,886
Accumulated deficit	(10,524)	(10,358)
Total AppYea Inc. stockholders’ deficiency	(4,179)	(4,128)
Non-controlling interests	(14)	(14)

Total Deficiency	(4,193)	(4,142)

Total liabilities and deficiency	411	385

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the three months ended March 31,
	2025	2024
	Unaudited	Unaudited

Revenues	3	13
Cost of services	(4)	(3)
Gross margin	(1)	10

Research and development expenses	6	(60)
Sales and marketing	(17)	(54)
General and administrative expenses	(111)	(294)

Operating loss	(123)	(398)

Change in fair value of convertible loans and warrant liability	(44)	(824)

Financial income (expenses), net	1	(22)

Loss before income tax benefit	(166)	(1,244)

Income tax benefit	-	-

Net loss	(166)	(1,244)

Net loss attributable to AppYea Inc.	(166)	(1,244)

Net Loss per Common Share:

Basic and Diluted	(0.0003)	(0.003)

Weighted Average number of Common Shares Outstanding basic and diluted	527,945,974	380,266,957

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Additional	Shares
	Number	Amount	Number	Amount	Paid in Capital	to be issued	Accumulated Deficit	Total	Non-controlling interests	Total Equity
	Unaudited
Balance as of January 1, 2025	230,598	-	521,133,474	50	5,886	294	(10,358)	(4,128)	(14)	(4,142)

Share based Compensation	-	-	-	-	(20)	-	-	(20)	-	(20)
Net loss	-	-	-	-	-	-	(166)	(166)	-	(166)
Shares issuance to service providers	-	-	6,125,000	1	16	(16)	-	1	-	1
Shares issuance to investors	-	-	7,500,000	1	74	(75)	-	-	-	-
Share to be issued to investors						124		124		124
Share to be issued to service providers	-	-		-		10	-	10	-	10

Balance as of March 31, 2025	230,598	-	534,758,474	52	5,956	337	(10,524)	(4,179)	(14)	(4,193)

	Preferred Stock		Common Stock		Additional
	Number	Amount	Number	Amount	Paid in Capital		Accumulated Deficit	Total	Non-controlling interests	Total Equity
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	3,197	559	(6,326)	(2,539)	(14)	(2,553)

Share based Compensation	-	-	—	-	147	-	-	147	-	147
Net loss	-	-	-	-	-	-	(1,244)	(1,244)	-	(1,244)
Shares to be issued to service providers	-		-	-	-	25	-	25	-	25
Shares to be issued to investors	-		60,643,100	6	379	(2)	-	383	-	383
Shares to be issued to investors			-	-	-	75	-	75	-	75
Options exercise			500,000	-	-	-	-	-	-	-
Share issuance upon conversion of of Preferred stock	(28,147)	-	42,217,500	4	(4)	-	-	-	-	-

Balance as of March 31, 2024	230,598	-	431,697,257	41	3,719	657	(7,570)	(3,153)	(14)	(3,167)

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The Three Months Ended March 31,
	2025	2024
	Unaudited
Cash flows from operating activities:
Net loss	(166)	(1,244)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6	6
Share based compensation	(10)	172
Change in fair value of convertible loans and warrant liability	44	824
Financial expenses, net	5	14
Changes in operating assets and liabilities:
Other accounts receivable	9	11
Inventory	(23)	(1)
Accounts payables	27	(25)
Accounts payables – related party	6	(16)
Net cash used in operating activities	(103)	(257)
Cash flows from investing activities:
Research and development expenses capitalization	(1)	(50)
Net cash used in investing activities	(1)	(50)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	-	381
Proceeds from convertible Note received, net of issuance expenses	-	-
Proceeds on account of Shares to be issued	124	75
Net cash provided by financing activities	124	456

Foreign exchange on Cash and cash equivalents	(5)	3
Change in cash and cash equivalents	16	152
Cash and cash equivalents at beginning of period	79	222
Cash and cash equivalents at end of period	95	373

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

SleepX LTD is a company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company (“SleepX”). SleepX is a research and development company that has developed a proprietary product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents, and the Company started serial production in 2023. Subject to raising working capital, of which no assurance can be provided, the Company intends to focus on further development and commercialization of its products.

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

Strategic Development

The company flag product is AppySleep – A Biofeedback snoring monitoring and treatment wristband, combined with the AppySleep App (“AppySleep”).

The AppySleep product is currently in serial manufacturing and commercial stage.

Financial position

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of March 31, 2025, the Company had an accumulated deficit of $10,524,000 and a stockholders’ deficiency of $4,179,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2024 from which the accompanying condensed consolidated balance sheet dated December 31, 2024, was derived. The accounting policies implemented in the interim financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2024, except of the following accounting pronouncement adopted by the Company.

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A. Short-term loans from related parties

During 2021, SleepX borrowed from Nexense Technologies USA. Inc., a Delaware corporation which is majority owned by Boris Molchadsky, the Company’s Chairman. an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (5.02% in 2025).

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of March 31, 2025, the loan balance amounted to NIS 115,725 ($31,126).

B. Balances with related parties

	March 31, 2025	December 31, 2024
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	50	61
Related party payables	75	59
Short term loans	79	79

C. Transactions with related parties

	For the three months ended March 31,
	2025	2024

	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $(43,000) and $116,000, respectively)	13	190

As for the three months ended March 31, 2025, the Chairman and chief executive officer is a director in the Company and do not receive compensation for his directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets		In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,208	4,208

and December 31, 2024	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,163	4,163

The Convertible Loans changes consist of the following as of March 31, 2025 and December 31, 2024:

	Convertible Loans at Fair Value
	March 31, 2025	December 31, 2024
	$ 000
Opening Balance, (including short term loans from related party which is also convertible)	4,163	1,203
	-	-
	-	-
	-	-
	-	-
Transition from amortized cost to convertible loans measured at fair value	-	829
Change in fair value of convertible loans liability	44	2,131
Closing balance	4,207	4,163

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of March 31,	As of December 31,
	2025	2024
Expected term (in years)	0.25-1.00	0.5-1.25
Expected average (Monte Carlo) volatility	74%-75%	77%-132%
Expected dividend yield	-	-
Risk-free interest rate	4.03%-4.32%	4.18%-4.24%
WACC	27%	28%

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION

A. The table below depicts the number of options granted to such employee:

	Three months ended March 31, 2025
	Number of options	Weighted average exercise price
		in USD

Options outstanding on January 1, 2025	75,383,851	$0.0001
Options granted during the period	1,000,000	$0.005
Options exercised during the period	(5,000,000)	$0.0001
Options cancelled during the period	(15,226,301)	$0.0001
Options outstanding at the end of period	56,157,549	$0.0001
Options exercisable at the end of period	51,829,468	$0.0001

*Includes 6,959,685 options purchased by employees from conversion of debt.

For the three months ended March 31, 2025 and 2024 the company recognized expenses, to such options, in the amount of $(20,000) and $485,000, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
	Unaudited	Unaudited

Revenues	3	13
Cost of services	(4)	(3)
Gross margin	(1)	10

Research and development expenses	6	(60)
Sales and marketing	(17)	(54)
General and administrative expenses	(111)	(294)

Operating loss	(123)	(398)

Change in fair value of convertible loans and warrant liability	(44)	(824)

Financial income (expenses), net	1	(22)

Loss before income tax benefit	(166)	(1,244)

Income tax benefit	-	-

Net loss	(166)	(1,244)

Net loss attributable to AppYea Inc.	(166)	(1,244)

NOTE 7 - SIGNIFICANT EVENTS DURING THE PERIOD

A.	On January 14th, 2025, Mr. Asaf Porat, the company CFO, notified the board of directors of the Company of his resignation from the Board, effective immediately. The resignation of Mr. Porat as a director was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

B.	On January 19th, 2025, the Company and Mr. Adi Shemer agreed to terminate Mr. Shemer’s position as Chief Executive Officer of the Company. Mr. Boris Molchadsky, the Company’s Chairman, assumed the position of Chief Executive Officer. At the end of the quarter Mr. Shemer was entitled to exercise 27,757,032 ESOP options previously awarded to him, and an additional 1,107,100 options which were purchased by Mr. Shemer, during the second quarter of 2024 by conversion of debt the Company owed him. As a result of the forfeiture of Mr. Shemer options as of March 31, 2025, the Company recorded an income from capital fund for share based compensation of $62,075. Mr Shemer was supposed to provide services to the Company for three months after the termination of his agreement which were not provided. The Company didn’t get to an understanding with Mr. Shemer as of the day of filing and didn’t pay him the following payments as result. Mr. Shemer sent the Company on April 10, 2025 a notice demanding payment. The Company recorded an accrued expense of $21,517 to Mr. Shemer.

C.	On February 1, 2025, the company engaged with a shareholder to provide consulting services. For his services the consultant was granted 2,000,000 shares of the Company’s Common Stock, valued at $26,400. Upon grant, the shares vest, on a monthly basis, over a period of 12 months as of the commencement date, ending January 31, 2026.

D.	On February 1, 2025, the company engaged with a consultant to provide marketing services for a period of 3 months. For his services he was granted options for the purchase of 1,000,000 shares of the Company’s Common Stock, at an exercise price of $0.005, valued at $11,080. Upon grant, the shares vested completely. In addition, he was granted a monthly salary of NIS 15,500.

E.	During the first quarter of 2025, the Company received proceeds of $124,000 from the exercise of outstanding warrants at an exercise price of $0.0066 per share, which was reduced from $0.04 if exercised within a specified shorter duration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2025 As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

Overview

AppYea, Inc. is a digital health company, focused on the development of accurate wearable monitoring solutions to treat sleep apnea and snoring and fundamentally improve quality of life.

Our solutions are based on our proprietary intellectual property portfolio comprised of Artificial Intelligence (AI) and sensing technologies for the tracking, analysis, and diagnosis of vital signs and other physical parameters during sleep time, offering extreme accuracy at an affordable cost.AI is a broad term generally used to describe conditions where a machine mimics “cognitive” functions associated with human intelligence, such as “learning” and “problem solving. Basic AI includes machine learning, where a machine uses algorithms to parse data, learn from it, and then make a determination or prediction about a given phenomenon. The machine is “trained” using large amounts of data and algorithms that provide it with the ability to learn how to perform the task.

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

Our Strategy

During 2024, we successfully piloted the AppySleep product on more than 200 users. After analysing the proposals, we updated and improved the algorithm, created a new inventory of 3,000 units, and are preparing for sales during the second quarter of 2025.

Concurrently, we plan to file a 510(k) FDA submission for the AppySleep LAB app for the non-contact diagnosis of sleep apnea during 2026, and an FDA process for AppySleep PRO for the treatment of sleep apnea during 2027.

Our goal over the next five years is to establish our technology and related products as the gold standard for the targeted sectors. The key elements of our strategy are as follows:

●	Develop and expand a balanced and diverse pipeline of products and product candidates. Our core platform technologies will include innovative anti-snoring and sleep apnea related devices and product candidates in various development and clinical stages. We plan to add products and product candidates to our pipeline by expanding our technologies developed to additional indications and through investing in new technologies, products and product candidates. By maintaining this multi-product approach, we aim to provide a broad and comprehensive product offering, which we believe will result in multiple value inflection events, reduced risks to our potential business associated with a particular product or product candidate and increased return on investment. Furthermore, product candidates that we develop may create attractive collaboration opportunities with diagnostics, medical devices and medical supplies companies.

●	Maintain a global, diverse network of specialists to accelerate knowledge synergies and innovation. We will utilize a global network of specialists to identify large and growing patient populations with significant unmet needs, evaluate and prioritize potential technologies, assist in designing development plans and diagnostic protocols and determine potential indications of our platform technologies to our target patient populations in various territories. We believe that maintaining this diverse network of specialists and industry specialists will allow us to continue to maximize knowledge and cost synergies, utilize shared commercial infrastructure across products, reduce risks of development and commercialization delays to our overall business and leverage our current and future platform technologies and technologies for additional products.

●	Establish distribution channels to maximize the commercial potential of our products. We plan to seek collaborative arrangements with major healthcare providers and consumer specialists to facilitate market adoption of our product candidates. We believe that such institutions are well positioned to directly benefit from improvements in accurate diagnosis and reduction of cost of care associated with the use of our product candidates. We also believe that the marginal cost of our product candidates compared to potential savings will make it economical for healthcare institutions to adopt our products regardless of whether or not additional costs of purchase of these products will be covered by third-party payors, such as government health care programs and commercial insurance companies. Through cooperation with healthcare providers, we aim to develop and prove an economic model beneficial to them. In parallel, we intend to sell directly, through our website and other online webstores worldwide. Thereafter, we plan to engage with private insurance plans to develop reimbursement programs encouraging the use of our product candidates. We expect that the adoption rates of our product candidates will increase if hospitals and other medical institutions are compensated, in full or in part, for additional costs incurred when purchasing our products.

We engaged with a logistical distribution facility in the US for our products.

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

Revenues

We have generated $3,000 in revenues from product sales during the quarter ended March 31, 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

	For the three- months period ended March 31
	2025	2024

Research and development expenses	(6,000)	60,000
General and administrative expenses	111,000	294,000

Financial income (expenses), net	1,000	(22,000)

Loss for the period	(166,000)	(1,244,000)

Revenues. We recorded revenues from sales of our AppySleep wristband of $3,000 for the quarter ended March 31, 2025 as compared to $13,000 for the quarter ended March 31, 2024. The decrease is primarily attributable to recognition of delivered wristbands during the quarter ended March 31, 2024, which were paid in advance during the year 2023.

Research and Development Expenses, Research and development expenses decreased from $60,000 during the three months ended March 31, 2024 compared $6,000 for the quarter ended March 31, 2025. The decrease in research and development expenses is primarily attributable to the forfeiture of Mr. Shemer options during the quarter (Note 6B in the financial statements) and decrease in research and development expenses.

Sales and Marketing. Sales and marketing expenses decreased from $54,000 for the quarter ended March 31, 2024 to $17,000 for the quarter ended March 31, 2025. The decrease is primarily due to postponement of marketing campaign to the second quarter of 2025.

General and Administrative Expenses. General and administrative expenses decreased from $294,000 for the three months ended March 31, 2024 to $111,000 for the for the quarter ended March 31, 2025. The decrease is primarily due to salary and professional services expenses and the forfeiture of Mr. Shemer options during the quarter.

Loss. Loss for the three months ended March 31, 2024 decreased from $1,244,000 to $166,000 for the quarter ended March 31, 2025.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of March 31, 2025, we had a total of $95,000 in cash resources and approximately $4,603,000 of liabilities, $1,685,000 of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $10,524,000 as of March 31, 2025. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the fiscal quarters ended March 31, 2025 and 2024, our cash used in operations was approximately $103,000 and $257,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended March 31, 2025 and 2024 respectively:

	For the three months ended
	March 31, 2025	March 31, 2024
	US Dollars
Net cash used in operating activities	$103,000	257,000
Net cash used in investment activities	$1,000	50,000
Net cash provided by Financing Activities	$124,000	456,000

Between June 2024 and March 2025, we raised an aggregate of $260,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $124,000 from exercise of outstanding warrants at an exercise price of $0.0066 per share, which was reduced from $0.04 if exercised within a specified shorter duration.. In respect of the raise the investors are entitled to an aggregate 26,000,000 shares of our common stock and identical number of warrants, of which 13,500,000 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters.

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

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financing, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $4,179,000 and a working capital deficit of $1,523,000 on March 31 2025, as well as negative operating cash flows. Our report from our independent registered public accounting firm for the Quarter ended March 31, 2025, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 15, 2025, our management concluded that our internal control over financial reporting was not effective at December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(i) In August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023.

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

A preliminary hearing was held on February 14, 2024. The presiding judge did not rule on the preliminary pleadings and urged the parties to attempt mediation before the ruling. The parties have pursued mediation efforts but the mediation efforts have not succeeded and the matter has been referred back to the court. As of the date of this report, no hearing date has been set.

We cannot, at this stage, know the effects, if any, of these actions on our subsidiary SleepX and / or the Company. However, SleepX together with the other Defendants, intend to vigorously defend against the lawsuit.

(ii) (ii) On April 10, 2025, the Company received a letter from its former Chief Executive Officer, who resigned as of January 19, 2025, alleging non-payment of amounts due him under his employment agreement. The Company denies the allegation. As of the date of this report, no formal complaint relating to this matter has been filed.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 15, 2025, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in such registration statement.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the covered by this report period, we committed to issue to two investors an aggregate of 18,787,879 shares of our common stock in consideration of proceeds of $115,000 from the exercise of outstanding warrants.

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

AppYea, Inc.
(Registrant)

By:	/s/ Boris Molchadsky	By:	/s/ Asaf Porat
	Boris Molchadsky		Asaf Porat
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: May 15, 2025		Date: May 15, 2025

