Form 10-Q
period 2025-06-30
APPYEA, INC
filed 2025-08-18
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2025; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

Commission File Number: 000-55403

APPYEA, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Balfour Street, Jerusalem, Israel	9210207
(Address of principal executive offices)	Zip Code

(800) 674-3561

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 18, 2025, there were outstanding 534,758,474_shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

June 30, 2025

2

APPYEA INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

3

APPYEA INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

APPYEA INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30,	December 31,
	2025	2024
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	8	79
Other accounts receivables	21	29
Inventory	55	23
Total current assets	84	131

Non-current assets
Property and equipment, net	2	3
Intangible assets, net	66	251
Total non-current asset	68	254

Total assets	152	385

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	44	33
Other accounts payable and related party payables	336	252
Short-term loans from related party	82	79
Convertible loans – At fair value	3,850	1,302
Total current liabilities	4,312	1,666

Non-current liabilities
Long term convertible loans at fair value	-	2,861
Total non-current liabilities	-	2,861

Total liabilities	4,312	4,527

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	52	50
Shares to be issued	350	294
Additional Paid in Capital	5,982	5,886
Accumulated deficit	(10,530)	(10,358)
Total AppYea Inc. stockholders’ deficiency	(4,146)	(4,128)
Non-controlling interests	(14)	(14)

Total Deficiency	(4,160)	(4,142)

Total liabilities and deficiency	152	385

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited

Revenues	1	2	4	15
Cost of sales	4	3	8	6
Gross profit (loss)	(3)	(1)	(4)	9

Research and development expenses	221	96	215	156
Sales and marketing expenses	32	103	49	157
General and administrative expenses	97	205	208	499

Operating loss	(353)	(405)	(476)	(803)

Change in fair value of convertible loans and warrant liability	358	716	314	(108)
Financial expenses, net	(11)	(130)	(10)	(152)

Net profit (loss)	(6)	181	(172)	(1,063)

Net profit (loss) attributable to AppYea Inc.	(6)	181	(172)	(1,063)

Profit (loss) per Common Share
Basic	0	0	0	0
Diluted	0	0	0	0
Weighted Average number of Common Shares Outstanding basic and diluted	534,758,474	453,450,254	531,352,224	416,858,606

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2025	230,598	-	521,133,474	50	294	5,886	(10,358)	(4,128)	(14)	(4,142)
Issuance of Shares to service providers	-	-	6,125,000	1	(16)	16	-	1	-	1
Issuance of Shares to investors	-	-	7,500,000	1	(75)	74	-	-	-	-
Shares to be issued to service providers	-	-	-	-	24	-	-	24	-	24
Shares to be issued to investors	-	-	-	-	124	-	-	123	-	123
Share based compensation	-	-	-	-	-	6	-	6	-	6
Net loss	-	-	-	-	-	-	(172)	(172)	-	(172)
Balance as of June 30, 2025	230,598	-	534,758,474	52	350	5,982	(10,530)	(4,146)	(14)	(4,160)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)
Issuance of Shares	-	-	60,143,100	6	(220)	597	-	383	-	383
Shares to be issued to service providers	-	-	-	-	25	-	-	25	-	25
Shares to be issued to investors	-	-	-	-	75	-	-	75	-	75
Share issuance upon conversion of Preferred stock	(28,147)	-	42,217,500	4	-	(4)	-	-	-	-
Shares to be issued upon warrant exercise	-	-	-	-	118	-	-	118	-	118
Share issuance from of Shares to be issued	-	-	23,756,853	2	(238)	236	-	-	-	-
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Options exercise	-	-	20,249,141	2	-	(2)	-	-	-	-
Shares Issuance upon conversion of debt to related party	-	-	-	-	-	338	-	338	-	338
Share based compensation to investors	-	-	-	-	-	118	-	118	-	118
Share based compensation	-	-	-	-	-	389		389	-	389
Net loss	-	-	-	-	-	-	(1,063)	(1,063)	-	(1,063)

Balance as of June 30, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)

APPYEA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of April 1, 2025	230,598	-	534,758,474	52	337	5,956	(10,524)	(4,179)	(14)	(4,193)
Shares to be issued to service providers	-	-	-	-	13	-	-	13	-	13
Share based compensation	-	-	-	-	-	26	-	26	-	26
Net loss	-	-	-	-	-	-	(6)	(6)	-	(6)

Balance as of June 30, 2025	230,598	-	534,758,474	52	350	5,982	(10,530)	(4,146)	(14)	(4,160)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of April 1, 2024	230,598	-	431,697,257	41	657	3,719	(7,570)	(3,153)	(14)	(3,167)
Issuance of Shares	-	-	-	-	(218)	218	-	-	-	-
Options exercise	-	-	19,749,141	2	-	(2)	-	-	-	-
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Shares to be issued upon warrant exercise	-	-	-	-	118	-	-	118	-	118
Shares to be issued to investors	-	-	-	-	-	118	-	118	-	118
Share issuance from of Shares to be issued	-	-	23,756,853	2	(238)	236	-	-	-	-
Share based compensation	-	-	-	-	-	242	-	242	-	242
Option Issuance upon conversion of debt to related party	-	-	-	-	-	338	-	338	-	338
Net income	-	-	-	-	-	-	181	181	-	181

Balance as of June 30, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)

APPYEA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The six Months Ended
	June 30,
	2025	2024
	Unaudited
Cash flows from operating activities:
Net loss	(172)	(1,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	12
Write-off of intangible assets	174	-
Share based compensation	6	430
Change in fair value of convertible loans and warrant liability and financial expenses, net	(314)	108
Financial expenses, net	10	152
Changes in operating assets and liabilities:
Other accounts receivables	8	16
Inventory	(32)	(1)
Accounts payable	11	(53)
Accounts payables – related party	84	(43)
Net cash used in operating activities	(213)	(442)
Cash flows from investing activities:
Research and development expenses capitalization	(1)	(78)
Net cash used in investing activities	(1)	(78)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	124	456
Net cash provided by financing activities	124	456

Foreign exchange on Cash and cash equivalents	19	-
Change in cash and cash equivalents	(71)	(64)

Cash and cash equivalents at beginning of period	79	222

Cash and cash equivalents at end of period	8	158

Non-cash investing and financing activities
Related partied debt conversion to option Common stock	-	338

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Financial position

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of June 30, 2025, the Company had an accumulated deficit of $10,530,000 and a stockholders’ deficiency of $4,160,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2024, from which the accompanying condensed consolidated balance sheet dated December 31, 2024, was derived. The accounting policies implemented in the interim financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2024, except of the following accounting pronouncement adopted by the Company.

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

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of June 30, 2025, the loan balance amounted to NIS 115,725 ($34,319).

  B. Balances with related parties

	June 30, 2025	December 31, 2024
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals (*)	118	61
Related party payables	57	59
Short term loans	82	79

  C. Transactions with related parties

	For the six months ended June 30,
	2025	2024

	In U.S. dollars in thousands
Expenses:
Salaries and related cost, including stock-based compensation in the amount of $(36,000) and $330,000, respectively. (*)	16	445

(*)	Includes an amount related to the former Chief Executive Officer, who, as of January 19, 2025, is no longer considered a related party.

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans	-	-	3,850	3,850
Financial liability	-	-	-	-

and December 31, 2024	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,163	4,163
Financial liability	-	-	-	-

The Convertible Loans changes consist of the following as of June 30, 2025 and December 31, 2024:

	Convertible Loans at Fair Value
	June 30, 2025	December 31, 2024
Opening Balance, (including short term loans from related party which is also convertible)	4,163	1,203
Transition from amortized cost to convertible loans measured at fair value		829
Change in fair value of convertible loans liability	(313)	2,131
Closing balance	3,850	4,163

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of June 30, 2025	As of December 31, 2024
Expected term (in years)	0.51-0.75	0.5-1.25
Expected average (Monte Carlo) volatility	75%	77%-132%
Expected dividend yield	-	-
Risk-free interest rate	4.12%-4.29%	4.18%-4.24%
WACC	27%	28%

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION

The table below depicts the number of options granted to such employee:

	For the six months ended June 30, 2025
	Number of options	Weighted average exercise price
		in USD

Options outstanding on January 1, 2025	75,383,851	$0.0001
Options granted during the period	1,000,000	$0.005
Options exercised during the period	(5,000,000)	$0.0001
Options cancelled during the period	(15,226,302)	$0.0001
Options outstanding at the end of period	56,157,549	$0.0001
Options exercisable at the end of period	53,247,551	$0.0001

*Includes 6,959,685 options purchased by employees from conversion of debt.

For the six months ended June 30, 2025 and 2024 the company recognized expenses, to such options, in the amount of $(6,562) and $508,286, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – SEGMENT INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended June 30, 2025 and 2024:

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited

Revenues	1	2	4	15
Cost of sales	4	3	8	6
Gross profit (loss)	(3)	(1)	(4)	9

Research and development expenses	221	96	215	156
Sales and marketing expenses	32	103	49	157
General and administrative expenses	97	205	208	499

Operating loss	(353)	(405)	(476)	(803)

Change in fair value of convertible loans and warrant liability	358	716	314	(108)
Financial (expenses) income, net	(11)	(130)	(10)	(152)

Net profit (loss)	(6)	181	(172)	(1,063)

NOTE 7 - CONTINGENT LIABILITIES

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

APPYEA INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – SIGNIFICANT EVENTS DURING THE PERIOD

On June 30, the Company and the holder of outstanding convertible promissory notes in an aggregate amount of approximately $0.8 million have agreed to extend to December 31, 2025 the maturity date of such convertible Notes, and the holder agreed to not to exercise its right to convert the notes through the new maturity date in consideration of the repayment in cash by such date of the outstanding principal and accrued interest on the notes. The Company’s obligation to repay these amounts is subject to the Company raising additional operating capital.

NOTE 9 - SUBSEQUENT EVENTS

(i) On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Eldar Grady, the new CEO and Chairman of the Board, who were appointed as of August 12, 2025 and referred to in Item (v) below, invested 234,000 NIS in the Company by the purchase of units that includes; 1) Shares of the Company’s common stock at a par value of $0.0001 per share, and: 2) Warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01, at a per unit purchase price of $0.005 for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). If the options are exercised the shares issued to investors will constitute approximately 7% of the issued capital.

(ii) On August 1, 2025, Mr. Asaf Porat and the Company reached an understanding that Mr. Porat’s position as the Chief Financial Officer has terminated. Mr. Porat will continue to provide services to the Company through August 31, 2025.

Effective August 12, 2025, Mr. Ron Mekler, who has served as a director of the Company through August 12, 205, has been appointed as Chief Financial Officer. Mr. Mekler resigned from the board on such date.

(ii) On August 12, 2025, the Company and the holder of the note referred to in Note 8 as well as other holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.0 million, for an aggregate total amount of approximately $1.8 million (the “Convertible Notes”) have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts is subject to the Company raising additional operating capital.

(iv) In consideration for its efforts in facilitating the extension of the maturity date of the Convertible Notes and the associated waivers discussed above, the Company agreed to issue to an unrelated consultant options for 45 million shares of Company common stock, which are vested upon grant and exercisable at a per share price of $0.0001, subject to a 12 month lockup.

(v) On August 12, 2025, the members of the board of directors (the “Board”) of the Company approved the appointment of Yakir Abadi and Eldar Edmond Grady as directors on the Board, effective immediately. In addition, on such date the Board appointed Mr. Abadi as the new Chief Executive Officer of the Company, following the resignation of Mr. Boris Molchadsky from the position of Company Chief Executive Officer. Mr. Molchadsky continues to serve as a Board member. The Board also appointed on such date Mr. Grady to serve as executive chairman of the Board.

Subject to the increase in authorized share capital of the Company, the Company and each of Mr. Abadi and Mr. Grady (the “Share Capital Increase”) agreed that each of these individuals will be issued each options to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

(i)	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock being at a value of least $500,000 over any consecutive 30-day period;
(ii)	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock trading at a average daily trading price of at least $0.03 for 15 consecutive trading days; and
(iii)	options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

In addition, it was agreed that each of Mr. Abadi and Mr. Grady will be employed/retained by standard employment/consulting agreements for a 36 month period and which may be terminated by the Company only for cause. The monthly salary for each is $30,000, subject to the Company having available cash resources of at least $ 500,000. Cause shall be defined as willful misconduct. If for any reason the Company terminated the employment relationship for any reason other than cause, it shall pay them a lump sum for the remainder of the employment term.

(vi) Subject to the Share Capital Increase and to compliance with existing rules and regulations, the 222,664 shares of Series A Preferred Stock (the “Preferred Stock”) held by Mr Bary Molchadsky which by their terms provide that each share of Preferred Stock into 1,500 shares of Common Stock, will be converted into a total of 333,996,000 shares of Common Stock.

(vii) The board of directors of each of SleepX and the Company have determined as of August 12, 2025 that the intercompany loan of approximately $2.4 million owed by SleepX to the Company will be retired by way of the issuance of additional shares of SleepX ordinary shares to the Company.

(viii) On August 12, 2025 the Board awarded the Company’s legal advisor options to purchase 15 million shares of common stock, half of which shall be deemed vested upon grant and the balance to vest over in equal instalments over four (4) quarters and exercisable at a price per share of $0.0001, beginning with the quarter ending September 30, 2025, so long as services are provided to the Company.

(ix) On August 12, 2025 the Board approved the issuance to a US based market consultant 2,000,000 shares of the Company’s common stock in consideration of the services provided by such service provider to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other variations thereon or comparable terminology. The statements herein and their implications are merely predictions and therefore inherently subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results, performance levels of activity, or our achievements, or industry results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2025, as subsequently amended. As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “AppYea” mean AppYea, Inc. and our wholly-owned subsidiaries Sleepx LTD and Ta-Nooma LTD unless otherwise indicated or as otherwise required by the context.

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

Significant Events During the Quarter and Post Quarter.

(i) As of June 30, 2025, the Company and the holder of outstanding convertible promissory notes in an aggregate amount of approximately $0.8 million have agreed to extend to December 31, 2025 the maturity date of the convertible notes, and the holder agreed not to exercise its right to convert the notes through such date in consideration of the repayment in cash by December 31, 2025 of the outstanding principal and accrued interest on the notes. On August 12, 2025, this holder together with holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.0 million, for an aggregate amount of $1.8 million (collectively, the “Convertible Notes”) have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts are subject to the Company raising additional operating capital.

(ii) In consideration for its efforts in facilitating the extension of the maturity date of the Convertible Notes and the associated waivers discussed above, the Company agreed to issue to a consultant options for 45 million shares of Company common stock, which are vested upon grant and exercisable at a per share price of $0.0001, subject to a 12 month lockup.

(iii) On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Eldar Grady, the new CEO and Chairman of the Board, respectively, who were appointed as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units that includes; 1) shares of the Company’s common stock at a par value of $0.0001 per share, and: 2) warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01, at a per unit purchase price of $0.005 for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). If the options are exercised the shares issued to investors will constitute approximately 7% of the issued capital

(iv) On August 1, 2025, Mr. Asaf Porat and the Company reached an understanding that Mr. Porat’s position as the Chief Financial Officer has terminated. Mr. Porat will continue to provide services to the Company through August 31, 2025. Effective August 12, 2025, Mr. Ron Mekler, who has been serving as a director of the Company, was appointed as Chief Financial Officer. Mr. Mekler resigned as a director on such date.

(v) On August 12, 2025, the members of the board of directors (the “Board”) of the Company approved the appointment of Yakir Abadi and Eldar Edmond Grady as directors on the Board, effective immediately. In addition, on such date the Board appointed Mr. Abadi as the new Chief Executive Officer of the Company, following the resignation of Mr. Boris Molchadsky from the position of Company Chief Executive Officer. Mr. Molchadsky continues to serve as a Board member. The Board also appointed on such date Mr. Grady to serve as executive chairman of the Board.

Subject to the increase in authorized share capital of the Company, the Company and each of Mr. Abadi and Mr. Grady (the “Share Capital Increase”) agreed that each of these individuals will be issued each options to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

(i)	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock being at a value of least $500,000 over any consecutive 30-day period;

(ii)	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock trading at a average daily trading price of at least $0.03 for 15 consecutive trading days; and

(iii)	options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

If the options are exercised in full, the shares issuable upon such exercise would represent, in the aggregate 35% of the issued and outstanding capital of the Company on a fully diluted basis as of the date hereof.

In addition, it was agreed that each of Mr. Abadi and Mr. Grady will be employed/retained by standard employment/consulting agreements for a 36 month period and which may be terminated by the Company only for cause. The monthly salary for each is $30,000, subject to the Company having available cash resources of at least $500,000. Cause shall be defined as willful misconduct. If for any reason the Company terminated the employment relationship for any reason other than cause, it shall pay them a lump sum for the remainder of the employment term.

Mr. Abadi and Mr. Grady were granted anti-dilution protection for any capital raised by the Company in an amount not exceeding $7 million.

(vi) The board of directors of each of SleepX and the Company have determined as of August 12, 2025 that the intercompany loan of approximately $2.4 million owed by SleepX to the Company will be retired by way of the issuance of additional shares of SleepX ordinary shares to the Company.

(vii) Subject to the Share Capital Increase and to compliance with existing rules and regulations, the 222,664 shares of Series A Preferred Stock (the “Preferred Stock”) held by Mr Bary Molchadsky which by their terms provide that each share of Preferred Stock into 1,500 shares of Common Stock, will be converted into a total of 333,996,000 shares of Common Stock.

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have generated $4,000 in revenues from product sales during the six months ended June 30, 2025.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024

	For the three- months period ended June 30		For the Six- months period ended June 30
	2025	2024	2025	2024
	U.S dollars
Revenues	1,000	2,000	4,000	15,000
Cost of sales	4,000	3,000	8,000	6,000
Gross profit (loss)	(3,000)	(1,000)	(4,000)	9,000

Research and development expenses	221,000	96,000	215,000	156,000
Sales and marketing	32,000	103,000	49,000	157,000
General and administrative expenses	97,000	205,000	208,000	499,000

Operating loss	(353,000)	(405,000)	(476,000)	(803,000)

Financial income (expenses), net	347,000	586,000	304,000	(260,000)

Profit for the period (loss)	(6,000)	181,000	(172,000)	(1,063,000)

Revenues. We recorded revenues of $1,000 and $4,000 for the three and six months ended June 30, 2025 compared to $2,000 and $15,000, respectively, in each of the corresponding periods in 2024. All revenues were from sales of our AppySleep wristband.

Research and Development Expenses, Research and development expenses increased from $96,000 and $156,000, respectively, during the three and six months ended June 30, 2024 to $221,000 and $215,000, respectively for the corresponding periods in 2025. The increase in each of the three and six month periods is primarily attributable to write-offs of certain investments in intellectual property and development of our products.

Sales and Marketing. Sales and marketing expenses decreased from $103,000 and $157,000, respectively, during each of the three and six months ended June 30, 2024 to $32,000 and $49,000, respectively, for the corresponding periods in 2025. The decrease in each of the three and six month periods is primarily attributable to the decrease in marketing efforts during the period.

General and Administrative Expenses. General and administrative expenses decreased from $205,000 and $499,000, respectively, for the three and six months ended June 30, 2024, to $97,000 and $208,000, respectively, for the corresponding periods in 2025. The decrease is primarily attributable mostly to reduce in salary expenses due to the elimination of former CEO’S position and to the forfeiture of his options during the period, and also due to reduce in other consulting expenses.

Profit (loss). Profit (loss) for the three months and six months ended June 30, 2025 was ($6,000) and ($172,000) compared to 181,000 and $(1,063,000) for the corresponding periods in 2024, respectively, and is primarily attributable to change in fair value of convertible loans and to a decrease in sale and marketing efforts, and in General and administrative expenses during the period.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity instruments.

As of June 30, 2025, we had a total of $8,000 in cash resources and approximately $4,312,000 of liabilities, all of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $10,530,000 as of June 30, 2025. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the six months ended June 30, 2025 and 2024, our cash used in operations was approximately $213,000 and $442,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended June 30, 2025 and 2024 respectively:

	For the six months ended
	June 30, 2025	June 30, 2024
	US Dollars
Net cash used in operating activities	$213,000	442,0000
Net cash used in investment activities	1,000	78,000
Net cash provided by Financing Activities (income)	$(124,000)	(456,000)

Between June 2024 and June 2025, we raised an aggregate of $260,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $124,000 from exercise of outstanding warrants at an exercise price of $0.0066 per share, which was reduced from $0.04 if exercised within a specified shorter duration. In respect of the raise the investors are entitled to an aggregate 26,000,000 shares of our common stock and identical number of warrants, of which 13,500,000 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters. More recently, we raised in July 2025 through entities controlled by Mr. Yakir Abadi and Mr. Eldad Grady, the new CEO and Chairman of the Board, respectively, appointed as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units comprised of; 1) Shares of the Company’s common stock at a par value of $0.0001 per share, and: 2) Warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01, at a per unit purchase price of $0.005 for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report).

As of June 30, 2025, the Company and the holder of outstanding convertible promissory notes in an aggregate amount of approximately $0.8 million have agreed to extend to December 31, 2025 the maturity date of the convertible notes, and the holder agreed not to exercise its right to convert the notes through such date in consideration of the repayment in cash by December 31, 2025 of the outstanding principal and accrued interest on the notes. On August 12, 2025, this holder together with holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.0 million, for a total amount of approximately $1.8 million (collectively, the “Convertible Notes”) have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts are subject to the Company raising additional operating capital.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through October 2025. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $4,160,000 and a working capital deficit of $4,228,000 at June 30, 2025 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended June 30, 2025 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

(i) During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

AppYea, Inc.
(Registrant)

By:	/s/ Yakir Abadi	By:	/s/ Ron Mekler
	Yaki Abadi		Ron Mekler
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 18, 2025		Date: August 18, 2025

