Form 10-Q
period 2025-09-30
APPYEA, INC
filed 2025-11-19
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2025; or

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

As of November 19, 2025, there were outstanding 596,723,385_shares of the registrant’s common stock, par value $0.0001 per share.

APPYEA, INC.

Form 10-Q

September 30, 2025

Page

PART I — FINANCIAL INFORMATION

Item 1 – Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets – September 30, 2025 (unaudited) and December 31, 2024	5

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024 (unaudited)	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficit) for the three and six months ended September 30, 2025 and 2024 (unaudited)	7-10

Condensed Consolidated Statements of Cash Flows for the six months ended Septmber 30, 2025 and 2024 (unaudited)	11

Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	29

Item 4 – Controls and Procedures	30

PART II — OTHER INFORMATION	31

Item 1 – Legal Proceedings	31

Item 1A – Risk Factors	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 – Defaults upon Senior Securities	31

Item 4 – Mine Safety Disclosures	31

Item 5 – Other Information	32

Item 6 – Exhibits	32

Exhibit Index	32

SIGNATURES	33

2

APPYEA INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

3

APPYEA INC. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30	December 31,
	2025	2024
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	468	79
Other accounts receivables	38	29
Inventory	64	23
Total current assets	570	131

Non-current assets
Property and equipment, net	6	3
Intangible assets, net	60	251
Total non-current asset	66	254

Total assets	636	385

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	49	33
Other accounts payable and related party payables	419	252
Short-term loans from related party	83	79
Convertible loans – At fair value	7,843	1,302
Total current liabilities	8,394	1,666

Non-current liabilities
Long term convertible loans at fair value	-	2,861
Total non-current asset	-	2,861

Total liabilities	8,394	4,527

DEFICIENCY
AppYea Inc. Stockholders’ Deficiency:
Convertible preferred stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	58	50
Shares to be issued	363	294
Additional Paid in Capital	7,043	5,886
Accumulated deficit	(15,208)	(10,358)
Total AppYea Inc. stockholders’ deficiency	(7,744)	(4,128)
Non-controlling interests	(14)	(14)

Total Deficiency	(7,758)	(4,142)

Total liabilities and deficiency	636	385

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended September 30,		For the period of nine months ended September, 30
	2025	2024	2025	2024
	Unaudited		Unaudited

Revenues	2	1	6	16
Cost of sales	(1)	(2)	(9)	(8)
Gross profit (loss)	1	(1)	(3)	8

Research and development expenses	2	159	217	316
Sales and marketing expenses	25	153	74	310
General and administrative expenses	211	298	419	797

Operating loss	(237)	(610)	(713)	(1,415)

Change in fair value of convertible loans and warrant liability	(3,993)	139	(3,680)	31
Financial (expenses) income, net	(3)	(41)	(12)	(191)
Other Expenses	(445)	-	(445)	-

Net profit (loss)	(4,678)	(512)	(4,850)	(1,575)

Net profit (loss) attributable to AppYea Inc.	(4,678)	(512)	(4,850)	(1,575)

Profit (loss) per Common Share

Basic	0	0	0	0
Diluted	0	0	0	0

Weighted Average number of Common Shares Outstanding basic and diluted	564,425,141	483,923,616	542,376,530	439,213,609

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2025	230,598	-	521,133,474	50	294	5,886	(10,358)	(4,128)	(14)	(4,142)
Shares to be issued to service providers	-	-	6,125,000	1	(16)	16	-	1	-	1
Shares to be issued to investors	-	-	66,833,333	7	(75)	685	-	617	-	617
Shares to be issued to service providers					36			36		36
Share based compensation	-	-	-	-		456	-	456	-	456
Shares to be issued upon option exercise	-	-	-	-	124	-	-	124	-	124
Net loss	-	-	-	-	-	-	(4,850)	(4,850)	-	(4,850)
Balance as of September 30, 2025	230,598	-	594,091,807	58	363	7,043	(15,208)	(7,744)	(14)	(7,758)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of January 1, 2024	258,745	-	328,836,657	31	559	3,197	(6,326)	(2,539)	(14)	(2,553)
Issuance of Shares	-	-	89,549,953	9	(521)	896	-	384	-	384
Shares to be issued to service providers	-	-	-	-	34	-	-	34	-	34
Shares to be issued to investors	-	-	-	-	105	-	-	105	-	105
Share based compensation to investors	-	-	-	-	-	118	-	118	-	118
Share issuance upon conversion of Preferred stock	(28,147)	-	42,217,500	4	-	(4)	-	-	-	-
Shares to be issued upon option exercise	-	-	-	-	118	-	-	118	-	118
Shares to be issued	-	-	-	-	14	-	-	14	-	14
Options exercise	-	-	27,171,579	3	-	(2)	-	1	-	1
Shares Issuance upon conversion of debt to related party	-	-	-	-	-	338	-	338	-	338
Share based compensation	-	-	-	-	-	809	-	809	-	809
Convertible note conversion	-	-	4,868,291	-	-	27	-	27	-	27
Net loss	-	-	-	-	-	-	(1,575)	(1,575)	-	(1,575)

Balance as of September 30, 2024	230,598	-	492,643,980	47	309	5,379	(7,901)	(2,166)	(14)	(2,180)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2025	230,598	-	534,758,474	52	350	5,982	(10,530)	(4,146)	(14)	(4,160)
Issuance of Shares	-	-	59,333,333	6		611		617	-	617
Shares to be issued to service providers	-	-	-	-	13	-		13	-	13
Share based compensation	-	-	-	-		450		450	-	450
Net income	-			-		-	(4,678)	(4,678)	-	(4,678)
Balance as of September 30, 2025	230,598	-	594,091,807	58	363	7,043	(15,208)	(7,744)	(14)	(7,758)

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Deficiency
	Unaudited
Balance as of July 1, 2024	230,598	-	475,203,251	45	333	4,869	(7,389)	(2,142)	(14)	(2,156)
Share issuance from of stock payable	-	-	5,650,000	1	(63)	63	-	1	-	1
Shares to be issued	-	-	-	-	9	-	-	9	-	9
Share based compensation	-	-	-	-	-	420	-	420	-	420
Convertible note conversion	-	-	4,868,291	-	-	27	-	27	-	27

Shares to be issued upon equity investment	-	-	-	-	30	-	-	30	-	30
Options exercise	-	-	6,922,438	1	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	(512)	(512)	-	(512)

Balance as of September 30, 2024	230,598	-	492,643,980	47	309	5,379	(7,901)	(2,166)	(14)	(2,180)

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The nine Months Ended
	September 30,
	2025	2024
	Unaudited
Cash flows from operating activities:
Net loss	(4,850)	(1,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	18
Write-off of intangible assets	174
Share based compensation	40	840
Change in fair value of convertible loans and warrant liability and financial expenses, net	3,680	(31)
Financial expenses, net	8	191
Other expenses	445
Changes in operating assets and liabilities:
Other accounts receivables	(10)	23
Inventory	(40)	(1)
Accounts payable	12	(8)
Accounts payables – related party	173	(26)
Net cash used in operating activities	(350)	(569)
Cash flows from investing activities:
Research and development expenses capitalization	-	(82)
Net cash used in investing activities	-	(82)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	735	384
Proceeds on account of Shares to be issued	-	102
Proceeds from convertible Note received, net of issuance expenses	-	-

Net cash provided by financing activities	735	486

Foreign exchange on Cash and cash equivalents	4	(2)
Change in cash and cash equivalents	389	(166)
Cash and cash equivalents at beginning of period	79	222

Cash and cash equivalents at end of period	468	56

Non-cash investing and financing activities
Related partied debt conversion to option Common stock	-	338

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

Strategic Development

On August 21, 202 5 the Company entered into a transaction with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the acquisition of proprietary blockchain-based lottery and gaming platform and the underlying intellectual property. The transaction with Techlott represents a strategic business pivot for the Company by focusing it on the rapidly growing institutional lottery market, providing a complete, production-ready technology package engineered for enterprise deployments.

Financial position

The  financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of September 30, 2025 the Company had an accumulated deficit of 15,208,000 and a stockholders’ deficiency of $7,758,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

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

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of September 30, 2025, the loan balance amounted to NIS 115,725 ($35,004).

B. Balances with related parties

	September 30, 2025	December 31, 2024
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals*	212	61
Related party payables	54	59
Short term loans	83	79

C. Transactions with related parties

	For the nine months ended September 30,
	2025	2024
	In U.S. dollars in thousands
Expenses:
Salaries and related cost (including stock-based compensation in the amount of $37,000 and $708,000 respectively)	106	863

Both the Chairman and the chief financial officer are directors in the Company and do not receive compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

(*) Includes an amount related to the former Chief Executive Officer, who, as of September 30, 2025, is no longer considered a related party.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	7,843	7,843
Financial liability		-

and December 31, 2024	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,163	4,163
Financial liability		-	-	-

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS (cont.)

The Convertible Loans changes consist of the following as of September 30, 2025 and December 31, 2024:

	Convertible Loans at Fair Value
	September 30, 2025	December 31, 2024
	$000
Opening Balance, (including short term loans from related party which is also convertible)	4,163	1,203
Transition from amortized cost to convertible loans measured at fair value		829
Change in fair value of convertible loans liability	3,680	2,131
Closing balance	7,843	4,163

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of September 30,	As of December 31,
	2025	2024
Expected term (in years)	0.41	0.5-1.25
Expected average (Monte Carlo) volatility	84%	77%-132%
Expected dividend yield	-	-
Risk-free interest rate	3.91%	4.18%-4.24%
WACC	27%	28%

NOTE 5 - STOCK BASED COMPENSATION

The table below depicts the number of options granted to such employee:

	Nine months ended September 30, 2025
		Weighted average exercise price
	Number of options	in USD

Options outstanding on January 1, 2025	75,383,851	$0.0001
Options granted during the period	46,000,000	$0.0001
Options exercised during the period	-5,000,000	$0.0001
Options cancelled during the period	(15,226,301)	$0.0001
Options outstanding at the end of period	101,157,550	$0.0001
Options exercisable at the end of period	98,537,551	$0.0001

*Includes 6,959,685 options purchased by employees from conversion of debt.

For the nine months ended September 30, 2025 and 2024 the company recognized expenses, to such options, in the amount of $442,769 and $810,721, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended September 30, 2025 and 2024:

	For the period of three months ended September 30,		For the period of nine months ended September 30,
	2025	2024	2025	2024
	Unaudited		Unaudited

Revenues	2	1	6	16
Cost of sales	(1)	(2)	(9)	(8)
Gross profit (loss)	1	(1)	(3)	8

Research and development expenses	2	159	217	316
Sales and marketing expenses	25	153	74	310
General and administrative expenses	211	298	419	797

Operating loss	(237)	(610)	(713)	(1,415)

Change in fair value of convertible loans and warrant liability	(3,993)	139	(3,680)	31
Financial (expenses) income, net	(3)	(41)	(12)	(191)
Other expenses	(445)	-	(445)	-

Net profit (loss)	(4,678)	(512)	(4,850)	(1,575)

Net profit (loss) attributable to AppYea Inc.	(4,678)	(512)	(4,850)	(1,575)

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 8 - SIGNIFICANT EVENTS DURING THE PERIOD

(i) On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Eldar Grady, the new CEO and Chairman of the Board, who were appointed to these positions as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units comprised if i) shares of the Company’s common stock, and: 2) warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01. The per unit purchase price was $0.005, for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). Each of them received 7,000,000 of Company’s common shares.

(ii) On August 1, 2025, Mr. Asaf Porat and the Company reached an understanding that Mr. Porat’s position as the Chief Financial Officer has terminated. Mr. Porat continued to provide services to the Company through August 31, 2025.

Effective August 12, 2025, Mr. Ron Mekler, who has served as a director of the Company through August 12, 205, was been appointed as Chief Financial Officer. Mr. Mekler resigned from his position as a director on the board on such date.

(ii) On August 12, 2025, the Company and the holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.8 million have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date, in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts is subject to the Company raising additional operating capital.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

(iv) In consideration for its efforts in facilitating the extension of the maturity date of the Convertible Notes and the associated waivers discussed above, the Company agreed to issue to an unrelated third party consultant options for 45 million shares of Company common stock, which are vested upon grant and exercisable at a per share price of $0.0001, subject to a 12 month lockup. The market value of the options were valued at $445,000 and registered in the Company’s financial reports as Other expenses.

(v) On August 12, 2025, the Board approved the appointment of Yakir Abadi and Eldar Edmond Grady as directors on the Board, effective immediately. In addition, on such date the Board appointed Mr. Abadi as the new Chief Executive Officer of the Company, following the resignation of Mr. Boris Molchadsky from the position of Company Chief Executive Officer. Mr. Molchadsky continues to serve as a Board member. The Board also appointed on such date Mr. Grady to serve as executive chairman of the Board.

Subject to the increase in authorized share capital of the Company, the Company and each of Mr. Abadi and Mr. Grady (the “Share Capital Increase”) agreed that each of these individuals will be issued each options to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

(A) options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock being at a value of least $500,000 over any consecutive 30-day period;

(B) options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock trading at a average daily trading price of at least $0.03 for 15 consecutive trading days; and

(C) options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

(vi) On September 30, 2025, the Board agreed to change the aforementioned resolution regarding the issuance of such options to Mr. Abadi and Mr. Grady, and instead, to enter into a subscription agreement for an identical number of shares of the company’s common stocks at a per share purchase price of $0.0001. see Item (ix) below

(vii) On August 20, 2025 ,the company and Techlott Ltd., a private company formed under the laws of the Republic of Cyprus entered into a series of agreements pursuant to which, among other things, the Company purchased rights to certain technology of Techlott comprised of blockchain-based, decentralized lottery ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery experiences

Under the terms of the Intellectual Property Purchase Agreement dated as of August 20, 2025 entered into by the Company and Techlott the Company agreed to purchase the all rights, title and interest to the Technology in consideration of the issuance to Techlott of 1,277,922,611shares of the Company’s common stock, par value $0.0001 per share representing 35% of the issued and outstanding Company share capital on a fully diluted basis. Under the IP Purchase Agreement, the transaction contemplated thereunder were to close by September 30, 2025, which date was subsequtnely amended to December 31, 2025. However, the closing is subject to the increase in the Company’s authorized number of shares of Common Stock.

In connection with the above transactions, Techlott and Bary Molchadsky, a Company director and the holder of a majority of the outstanding voting share capital of the Company, entered into a Shareholders Agreement as of such date pursuant to which Techlott is entitled to designate two (2)of the five directors of the Company’s Board of Directors at the closing of the purchase of the Technology under the IP Purchase Agreement. Techlott’s right to designate the Board directors continues so long as it holds at least 20% of the Company’s outstanding capital.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

Additionally, under the Shareholders Agreement the Techlott designated directors have effective veto rights over certain Company actions, including any changes to the Company’s business, issuance of new equity securities and any mergers and acquisitions. At the closing of the Technology purchase, Mark Katzenelson, the president of Techlott, will be appointed as President of the Company and Benny Harris, the CTO of Techlott, will be appointed as CTO of the Company. Techlott was also granted under the Shareholders Agreement anti-dilution protection for the Techlott Company Shares for any Company capital raise that the Company may raise up to $10 million. Techlott was granted piggy back registration rights for its Techlott Company Shares.

(viii) On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

(ix) On September 30, 2025, the Company entered into a consulting agreement with YK (the “YK Consulting Agreement”) and with EG (the “EG Consulting Agreement”). Under the terms of each of the YK Consulting Agreement and the EG Consulting Agreement, each of YA and EG is entitled to a monthly fee of $30,000, retroactive to August 12, 2025 (in each case the “Base Fee”) for a three year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to YK or EG, as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of YK and EG is entitled to reimbursement.

On September 30, 2025, the Company and each of YA and EG also entered into a subscription agreement (the “Subscription Agreement”) for the purchase by each of YK and EG of 638,961,306 shares (the “Subscription Shares”) at a per share purchase price of $0.0001. The Subscription Agreement goes into effect upon the increase in the Company’s authorized share capital. The Subscription Agreement provides that if certain specified milestones are not achieved with five (5) years then all or part of the Subscription Shares are to be returned to Company’s treasury. In addition, under the Subscription Agreement, each of YA and EG are entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to YA and EG so that their respective percentage ownership shall be maintained following such issuance, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

NOTE 9 - SUBSEQUENT EVENTS

(i) On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, in the aggregate, of 2,000,000 shares of the Company’s common stock prices between $0.019.

(ii) On November 18, 2025, the Company and Ron Mekler (“RM”), formerly a director of the Company who was appointed as the Company Chief Financial Officer on August 12, 2025 entered into a consulting agreement (the “RM Consulting Agreement”). Under the terms of RM Consulting Agreement, RM is entitled to a monthly fee of $10,000, retroactive to August 12, 2025 (the “Base Fee”) for a two year period. In addition, in the event that the Company decides to terminate the RM Consulting Agreement or any reason other than cause (as defined in the agreement), then the Company is to pay to RM, a severance payment equal to the lesser of 6 months Base Fee and the duration of the Term. If the Company elects to not renew the term of the agreement upon its scheduled termination, then RM shall be entitled to three (3) months’ Base Salary. In addition under the RM Consulting agreement, RM is entitled to options for 15 million shares to vest in equal quarterly instalments of 7,500,000 option shares on each of March 31 and June 30, 2026.

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

New Business Focus

As disclosed in our public filings, as of August 21, 2025 we have entered into a transaction with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the acquisition of proprietary blockchain-based lottery and gaming platform and the underlying intellectual property. The transaction with Techlott represents a strategic business pivot for the Company by focusing it on the rapidly growing institutional lottery market, providing a complete, production-ready technology package engineered for enterprise deployments. We are building an infrastructure layer that makes fairness and transparency the default in games—spanning lottery and keno, virtual racing, and large multiplayer titles. This is a “digital receipt printer” for every draw or in-game event, the system generates verifiable randomness (VRF), records a public, tamper-evident receipt, and creates an audit trail ready for regulators and operators. The takeaway is simple—operators, regulators, and even players can verify rather than just “trust.” The infrastructure layer plugs into an operator’s stack via SDK/API. The architecture is multi-chain (including support for leading L2s such as Base), engineered for thousands of requests per second, and comes with an audit trail and internal reporting to simplify regulatory compliance.

Following on the heels of that announcement, on September 8, 2025, we issued a development update on our Techlott powered blockchain results engine regarding our plans to complete by the end of this year the adaptation of the platform to new and additional applications such that we can begin commercial pilots with licensed operators and expand dynamic rulebooks (odds, prizes, logic) by jurisdiction and market.

In connection with the above transactions, Techlott and Bary Molchadsky, a Company director and the holder of a majority of the outstanding voting share capital of the Company, entered into a Shareholders Agreement as of such date (the “Shareholders Agreement”) pursuant to which Techlott is entitled to designate two (2)of the five directors of the Company’s Board of Directors (the “Company Board”) at the closing of the purchase of the Technology under the IP Purchase Agreement. Techlott’s right to designate the Board directors continues so long as it holds at least 20% of the Company’s outstanding capital. Additionally, under the Shareholders Agreement the Techlott designated directors have effective veto rights over certain Company actions, including any changes to the Company’s business, issuance of new equity securities and any mergers and acquisitions. At the closing of the Technology purchase, Mark Katzenelson, the president of Techlott, will be appointed as President of the Company and Benny Harris, the CTO of Techlott, will be appointed as CTO of the Company. Techlott was also granted under the Shareholders Agreement anti-dilution protection for the Techlott Company Shares for any Company capital raise that the Company may raise up to $10 million.

Our current corporate name does not reflect the refocusing of AppYea to its new principal line of business. Accordingly, we have decided to change our name to “MELLATRIX INC..” to better align our corporate name with the new technology. We believe that changing our name to “MELLATRIX INC.” is more in line with our new expected line of business and the potential beneficial effects of the name change are expected to aid us in achieving brand recognition and better position us to obtain future sources of financing. However, as of the date of this report, the name change has not yet been implemented.

While we intend to continue with our legacy health business, we anticipate that our resources and focus will be geared primarily towards our new business focus.

Digital Health Business

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

Our Strategy for the Digital Health Business

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

Significant Recent Events

(i) On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Eldar Grady, the new CEO and Chairman of the Board, who were appointed to these positions as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units comprised if i) shares of the Company’s common stock, and: 2) warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01. The per unit purchase price was $0.005, for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report).

(ii) On August 1, 2025, Mr. Asaf Porat and the Company reached an understanding that Mr. Porat’s position as the Chief Financial Officer has terminated. Mr. Porat continued to provide services to the Company through August 31, 2025. Effective August 12, 2025, Mr. Ron Mekler, who has served as a director of the Company through August 12, 205, was been appointed as Chief Financial Officer. Mr. Mekler resigned from his position as a director on the board on such date.

(iii) On August 12, 2025, the Company and the holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.8 million have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date, in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts is subject to the Company raising additional operating capital.

(iv) In consideration for its efforts in facilitating the extension of the maturity date of the Convertible Notes and the associated waivers discussed above, the Company agreed to issue to an unrelated third party consultant options for 45 million shares of Company common stock, which are vested upon grant and exercisable at a per share price of $0.0001, subject to a 12 month lockup.

(v) On August 12, 2025, the Board approved the appointment of Yakir Abadi and Eldar Edmond Grady as directors on the Board, effective immediately. In addition, on such date the Board appointed Mr. Abadi as the new Chief Executive Officer of the Company, following the resignation of Mr. Boris Molchadsky from the position of Company Chief Executive Officer. Mr. Molchadsky continues to serve as a Board member. The Board also appointed on such date Mr. Grady to serve as executive chairman of the Board.

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
(iii)	(iii) options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

(vi) On September 30, 2025, the Board e agreed to change the aforementioned resolution regarding the issuance of such options to Mr. Abadi and Mr. Grady, and instead, to enter into a subscription agreement for an identical number of shares of the company’s common stocks at a per share purchase price of $0.0001. see Item (xi) below

(x) On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

(xi) On September 30, 2025, the Company entered into a consulting agreement with YK (the “YK Consulting Agreement”) and with EG (the “EG Consulting Agreement”). Under the terms of each of the YK Consulting Agreement and the EG Consulting Agreement, each of YA and EG is entitled to a monthly fee of $30,000, retroactive to August 12, 2025 (in each case the “Base Fee”) for a three year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to YK or EG, as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of YK and EG is entitled to reimbursement.

On September 30, 2025, the Company and each of YA and EG also entered into a subscription agreement (the “Subscription Agreement”) for the purchase by each of YK and EG of 638,961,306 shares (the “Subscription Shares”) at a per share purchase price of $0.0001. The Subscription Agreement goes into effect upon the increase in the Company’s authorized share capital. The Subscription Agreement provides that if certain specified milestones are not achieved with five (5) years then all or part of the Subscription Shares are to be returned to Company’s treasury. In addition, under the Subscription Agreement, each of YA and EG are entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to YA and EG so that their respective percentage ownership shall be maintained following such issuance, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

(xii) On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, in the aggregate, of 2,000,000 shares of the Company’s common stock at per share prices between $0.019.

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have generated $6,000 in revenues from product sales during the nine months ended September 30, 2025.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended June 30, 2024

	For the three- months period ended September 30		For the Nine- months period ended September 30
	2025	2024	2025	2024
	U.S dollars
Revenues	2,000	1,000	6,000	16,000
Cost of sales	1,000	(2,000)	(9,000)	(8,000)
Gross profit (loss)	1,000	(1,000)	(3,000)	8,000

Research and development expenses	1,000	159,000	217,000	316,000
Sales and marketing	24,000	153,000	74,000	310,000
General and administrative expenses	211,000	298,000	419,000	797,000

Operating loss	(237,000)	(610,000)	(713,000)	(1,415,000)

Financial income (expenses), net	(4,441,000)	(98,000)	(4,137,000)	(160,000)

Profit for the period (loss)	(4,678,000)	(512,000)	(4,850,000)	(1,575,000)

Revenues. We recorded revenues of $2,000 and $6,000 for the three and nine months ended September 30, 2025 compared to $1,000 and $16,000, respectively, in each of the corresponding periods in 2024. All revenues were from sales of our AppySleep wristband.

Research and Development Expenses, Research and development expenses decreased from $159,000 and $316,000, respectively, during the three and nine months ended September 30, 2024 to $1,000 and $217,000, respectively for the corresponding periods in 2025. The decrease in each of the three and nine month periods is primarily attributable to write-offs of certain investments in intellectual property and development of our products.

Sales and Marketing. Sales and marketing expenses decreased from $153,000 and $310,000, respectively, during each of the three and nine months ended September 30, 2024 to $24,000 and $74,000, respectively, for the corresponding periods in 2025. The decrease in each of the three and nine month periods is primarily attributable to the decrease in marketing efforts during the period.

General and Administrative Expenses. General and administrative expenses decreased from $298,000 and $797,000, respectively, for the three and nine months ended June 30, 2024, to $211,000 and $419,000, respectively, for the corresponding periods in 2025. The decrease is primarily attributable mostly to reduced salary expenses due to the elimination of former CEO’S position and to the forfeiture of his options during the period, and also due to a reduction in other consulting expenses.

Profit (loss). Profit (loss) for the three months and nine months ended September 30, 2025 was ($4,678,000) and ($4,850,000) compared to (512,000) and $(1,575,000) for the corresponding periods in 2024, respectively. The increase in the loss during each of the periods is primarily attributable to change in fair value of convertible loans and to a decrease in sale and marketing efforts, and in general and administrative expenses during the period.

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity instruments.

As of September 30, 2025, we had a total of $468,000 in cash resources and approximately $8,394,000 of liabilities, all of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $14,764,000 as of September 30, 2025. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the nine months ended September 30, 2025 and 2024, our cash used in operations was approximately $350,000 and $569,000, respectively. We need to continue and amplify our research and development efforts for our product candidates (which are in various stages of development), strengthen our patent portfolio, establish operations processes and pursue FDA clearance and international regulatory approvals as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended September 30, 2025 and 2024 respectively:

	For the nine months ended
	September 30, 2025	September 30, 2024
	US Dollars
Net cash used in operating activities	$350,000	569,0000
Net cash used in investment activities	-	82,000
Net cash provided by Financing Activities (income)	$(735,000)	(486,000)

Between September 2024 and September 2025, we raised an aggregate of $260,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $124,000 from exercise of outstanding warrants at an exercise price of $0.0066 per share, which was reduced from $0.04 if exercised within a specified shorter duration. In respect of the raise the investors are entitled to an aggregate 26,000,000 shares of our common stock and identical number of warrants, of which 13,500,000 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters. More recently, we raised in July 2025 through entities controlled by Mr. Yakir Abadi and Mr. Eldad Grady, the new CEO and Chairman of the Board, respectively, appointed as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units comprised of; 1) Shares of the Company’s common stock at a par value of $0.0001 per share, and: 2) Warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01, at a per unit purchase price of $0.005 for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). Each of them received 7,000,000 of Company’s shares of common stock.

On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, in the aggregate, of 2,000,000 shares of the Company’s common stock prices between $0.019.

As of June 30, 2025, the Company and the holder of outstanding convertible promissory notes in an aggregate amount of approximately $0.8 million have agreed to extend to December 31, 2025 the maturity date of the convertible notes, and not to exercise their right to convert the Convertible Notes through such date in consideration of the repayment in cash by December 31, 2025 of the outstanding principal and accrued interest on the Notes. On August 12, 2025, this holder together with holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.08 million (collectively, the “Convertible Notes”) have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts are subject to the Company raising additional operating capital.

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through March 2026. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan beyond such date.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have a stockholders’ deficit of $7,758,000 and a working capital deficit of $7,824,000 at September 30, 2025 as well as negative operating cash flows. Our report from our independent registered public accounting firm for the quarter ended September 30, 2025 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Interim Chief Executive Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Interim Chief Executive Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, during the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(i) On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

(ii) On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, in the aggregate, of 2,000,000 shares of the Company’s common stock at per share prices between $0.019

We relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of such securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

(i) During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

(ii) On November 18, 2025, the Company and Ron Mekler (“RM”), formerly a director of the Company who was appointed as the Company’s Chief Financial Officer on August 12, 2025 entered into a consulting agreement (the “RM Consulting Agreement”). Under the terms of RM Consulting Agreement, RM is entitled to a monthly fee of $10,000, retroactive to August 12, 2025 (the “Base Fee”) for a two year period. In addition, in the event that the Company decides to terminate the RM Consulting Agreement or any reason other than cause (as defined in the agreement), then the Company is to pay to RM, a severance payment equal to the lesser of 6 months Base Fee and the duration of the Term. If the Company elects to not renew the term of the agreement upon its scheduled termination, then RM shall be entitled to three (3) months’ Base Salary. In addition under the RM Consulting agreement, RM is entitled to options for 15 million shares to vest over two quarters in equal quarterly instalments of 7,500,000 option shares on each of March 31 and June 30, 2026.

ITEM 6.	EXHIBITS

Exhibit Index:

4.1	Form of Warrant (incorporated by reference from the Current Report on Form 8-K filed on September 5, 2025)

10.1	Form of Subscription Agreement (incorporated by reference from the Current Report on Form 8-K filed on September 5, 2025)

10.1	IP Purchase Agreement dated as of August 20, 2025 by and between AppYea Inc. and Techlott Ltd. (incorporated by reference from the Current Report on Form 8-K filed on August 21, 2025).

10.2	Shareholders Agreement dated as of August 20, 2025 by and between Techlott Ltd. and the AppYea controlling shareholder(incorporated by reference from the Current Report on Form 8-K filed on August 21, 2025).

10.3	Shareholders Agreement dated as of August 20, 2025 by and between Techlott Ltd. and the AppYea controlling shareholder(incorporated by reference from the Current Report on Form 8-K filed on August 21, 2025).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppYea, Inc.
(Registrant)

By:	/s/ Yakir Abadi	By:	/s/ Ron Mekler
	Yakir Abadi		Ron Mekler
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: November 19, 2025		Date: November 19, 2025

