Form 10-K
period 2025-12-31
APPYEA, INC
filed 2026-04-16
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file number 000-55403

APPYEA, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6 Balfour Street, Jreusalem Israel

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

The registrant had 890,742,444 shares of common stock outstanding as of April 15,2026. The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $4,276,774, as computed by reference to the closing price of $0.0115 of such common stock on the OTC Markets on such date.

APPYEA, INC.

2025 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	changes in our business and growth strategy, capital improvements or development plans;

●	the availability of additional capital to support development; and

●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

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

On August 2, 2021, AppYea entered into a stock exchange agreement with SleepX Ltd., a company formed under the laws of the State of Israel (“SleepX”) and controlled by the principal shareholder of AppYea, Barry Molchadsky, one of our directors and our then Chief executive Officer. Pursuant to the agreement, the outstanding equity capital consisting of 1,724 common shares of SleepX was exchanged for 174,595,634 shares of common stock of the Company, based on the agreement that determined that to SleepX shareholders will be issued common shares in the amount that will result in them holding 80% of the common shares issued of AppYea. The agreement was subject to certain terms before the agreement could be closed. On December 31, 2021, the agreement was consummated as the terms of the agreement were fulfilled; As a result, SleepX became a wholly owned subsidiary of the Company. The issuance of the shares to SleepX shareholders, due to administrative matters, was completed in March 2022 after the Company completed a reverse stock split. In anticipation of the reverse merger described below, on July 2, 2021, Mr. Molchadsky acquired in a private transaction from the former majority shareholder two hundred and twenty-five thousand (225,000) Shares of Series A Preferred Stock of the Company. The Series A Preferred Shares have the right to vote 1,000 to 1 as shares of common stock and are convertible into 1,500 to 1 of the shares of common stock of the Company. The acquisition of the Preferred Shares then provided Mr. Molchadsky control of a majority of the Company’s voting equity capital.

Historically, through SleepX the Company operated in the digital health company, focused on the development of accurate wearable monitoring solutions to treat sleep apnea and snoring and fundamentally improve quality of life. Our solutions in the digital health area are based on our proprietary intellectual property portfolio comprised of Artificial Intelligence (AI) and sensing technologies for the tracking, analysis, and diagnosis of vital signs and other physical parameters during sleep time, offering extreme accuracy at an affordable cost.

As disclosed in our public filings, as of August 21, 2025 we have entered into a transaction with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the acquisition of proprietary blockchain-based lottery and gaming platform and the underlying intellectual property. The transaction with Techlott represents a strategic business pivot for us by focusing on what we believe is the rapidly growing institutional lottery market, providing a complete, production-ready technology package engineered for enterprise deployments. We are building an infrastructure layer that makes fairness and transparency the default in games—spanning lottery and keno, virtual racing, and large multiplayer titles. This is a “digital receipt printer” for every draw or in-game event, the system generates verifiable randomness (VRF), records a public, tamper-evident receipt, and creates an audit trail ready for regulators and operators. Operators, regulators, and even players can verify rather than just “trust.” The infrastructure layer plugs into an operator’s stack via SDK/API. The architecture is multi-chain (including support for leading L2s such as Base), engineered for thousands of requests per second, and comes with an audit trail and internal reporting to simplify regulatory compliance.

While we continue to explore options with respect to our legacy digital health business, we currently intend to focus on the development and expansion of our Blockchain based lottery and gaming field.

Overview of the Blockchain Based Lottery and Gaming Field

The lottery industry, long entrenched in traditional practices, is ripe for transformation. While it’s often lumped into the gaming sector, the lottery market is more than just entertainment—it’s a high-volume commodity with its own set of challenges. Chief among these are issues of transparency, fairness, and efficiency. However, the emergence of blockchain technology presents a compelling opportunity to revolutionize the lottery industry.

Blockchain technology, with its decentralized and immutable ledger system, offers a promising solution to many of the longstanding problems plaguing traditional lotteries. By leveraging blockchain, a lottery platform can fundamentally alter the way lottery games are conducted, enhancing fairness and reducing fraud in the process.

Transparency is a key issue in traditional lotteries, with participants often left in the dark about the inner workings of the system. Blockchain technology addresses this by providing a transparent and auditable record of all transactions. Every ticket purchase, draw, and payout is recorded on the blockchain, accessible to anyone with an internet connection. This transparency instills trust in the system, ensuring that participants can verify the fairness of the lottery process.

Moreover, blockchain technology enables the implementation of smart contracts, which are self-executing contracts with the terms of the agreement directly written into code. Smart contracts can automate various aspects of the lottery process, from ticket sales to prize distribution, eliminating the need for intermediaries and reducing the risk of human error or manipulation.

Additionally, the immutable nature of blockchain ensures that once data is recorded, it cannot be altered or tampered with. This feature significantly reduces the risk of fraud and manipulation, providing participants with peace of mind knowing that the integrity of the lottery is upheld.

The lottery industry, despite its widespread popularity, grapples with a myriad of challenges that threaten its integrity and legitimacy. One of the most pressing issues facing traditional lotteries is the pervasive lack of fairness, which casts a shadow of doubt over the entire system. Players often question the authenticity of deals and tickets, wondering if they are legitimate or if they have been tampered with in any way.

Central to concerns about fairness is the method used for random number generation (RNG). In traditional lotteries, the RNG process is shrouded in secrecy, leaving players skeptical about its security and randomness. Without transparent and verifiable RNG methods, players cannot be certain that the outcome of the lottery draws is truly random, raising doubts about the fairness of the entire process.

Moreover, delays in prize payouts further erode trust in traditional lotteries. Players rightfully expect prompt and timely payouts upon winning, but all too often, they are left waiting for their prizes for extended periods. This lack of promptness not only frustrates players but also fuels suspicions about the legitimacy of the lottery operators.

Embracing innovative technologies, such as blockchain, can provide a viable solution to many of the industry’s longstanding problems. Blockchain’s decentralized and transparent ledger system ensures that every transaction and draw is recorded in a tamper-proof manner, enhancing trust and integrity. By implementing blockchain technology, lottery operators can establish a new standard of fairness and transparency in the industry. Transparent RNG algorithms can be built into smart contracts, guaranteeing truly random outcomes for each draw. Furthermore, blockchain’s immutable nature ensures that prize payouts are executed promptly and without the risk of manipulation.

In conclusion, the challenges facing the lottery industry, particularly the lack of fairness and transparency, demand urgent attention and innovative solutions. Through the adoption of blockchain technology and other cutting-edge advancements, the industry can rebuild trust with players and pave the way for a more transparent and equitable future.

How Blockchain Can Transform the Lottery Industry

Blockchain technology has the potential to revolutionize the lottery industry by addressing some of its most persistent challenges. One of the most significant benefits of blockchain technology in the lottery industry is its infallibility. Traditional lotteries are often susceptible to human error and manipulation. However, blockchain eliminates the need for human intervention by automating key processes through smart contracts. These self-executing contracts are programmed to execute predefined actions when certain conditions are met, ensuring that prize delivery is guaranteed and tamper-proof. With smart contracts developed through blockchain app development services, players can have confidence that the lottery’s operations are conducted fairly and without the risk of interference.

Moreover, blockchain-based lottery platforms are highly reliable. The security and reliability of prize delivery methods are guaranteed by smart contracts, which are executed automatically and cannot be altered once deployed. This eliminates the potential for delays or disputes in prize payouts, ensuring that winners receive their rewards promptly and without hassle. By leveraging blockchain app development services to create a reliable system, lottery operators can instill trust in their players and uphold the integrity of their games.

Transparency is another key advantage of utilizing blockchain app development services in the lottery industry. The immutable nature of the blockchain ledger ensures that all data related to lottery transactions, including ticket purchases, draw results, and prize distributions, is recorded transparently and cannot be altered or tampered with. This transparency provided by blockchain app development services allows players visibility into the entire lottery process, enabling them to verify the fairness and integrity of the games. By leveraging blockchain’s transparency through these services, lottery platforms can enhance trust and credibility among their players, fostering a more positive gaming experience.

Furthermore, blockchain-based lottery platforms built with blockchain app development services offer a democratic alternative to traditional lotteries that are often subject to governmental control and regulation. By operating on a decentralized network, blockchain lotteries are beyond the control of any single authority, making them resistant to censorship and manipulation. This decentralization facilitated by blockchain app development services enables compliance with regulations while also ensuring that lottery games remain accessible and open to players from around the world. By embracing blockchain’s democratic principles through these services, lottery platforms can promote inclusivity and fairness in the industry.

In short, blockchain technology holds immense potential to transform the lottery industry by offering infallible, reliable, transparent, and democratic solutions. By leveraging blockchain’s core features through blockchain app development services, lottery platforms can overcome the challenges of traditional lotteries and establish a new standard of trust and integrity in the industry. As blockchain continues to evolve, it is poised to revolutionize the way lottery games are conducted, providing players with a more secure and transparent gaming experience through the power of blockchain app development services.

Our Lottery Platform

We are developing a blockchain-based technology platform designed to support lottery and gaming operations through a combination of smart contract infrastructure, verifiable randomness, and modular backend systems. Our platform is intended to enhance transparency, operational efficiency, and auditability for lottery operators and regulators. Our solutions replace legacy, opaque systems with transparent, blockchain-native architectures that ensure operational efficiency and regulatory compliance.

As of the date of this report, our commercial operations are in an early stage, with one active customer deployment. Our future growth will depend on our ability to secure additional customers, expand into new markets, and continue developing our platform.

Platform Architecture

Our technology is built on a multi-layered architecture that integrates blockchain infrastructure with traditional backend systems and user-facing applications. The platform is designed to support high-throughput environments and can be deployed across multiple jurisdictions.

At its core, the system utilizes blockchain-based smart contracts to automate key operational processes, including ticket registration, draw execution, and prize distribution. These processes are designed to reduce reliance on manual intervention and improve consistency and traceability across lottery operations.

The platform integrates frontend interfaces, backend services, and blockchain components to deliver a unified system that can be adapted to different operator requirements and regulatory environments.

Blockchain Infrastructure and Smart Contracts

The platform currently utilizes blockchain infrastructure, including networks such as Binance Smart Chain (BSC), selected for their performance characteristics and cost efficiency. Smart contracts are used to manage core lottery functions, including:

●	Recording ticket purchases and participation data
●	Executing draw logic
●	Managing prize allocation and distribution

These smart contracts are designed to provide transparent and verifiable records of lottery activity, enabling operators, regulators, and, where applicable, end users to independently validate system outcomes.

Verifiable Randomness

A central component of the platform is its use of verifiable randomness mechanisms for draw execution.

The system integrates external randomness providers, such as Chainlink Verifiable Random Function (VRF), to generate cryptographically verifiable random outcomes. This approach is intended to:

●	Reduce the risk of manipulation in the draw process
●	Provide verifiable proof that outcomes are generated in accordance with predefined rules
●	Support regulatory and audit requirements related to fairness and integrity

We are also developing additional mechanisms to further bind draw outcomes to predefined rule sets and improve traceability and auditability of each draw event.

Platform Capabilities

The platform is designed as a modular system that supports a wide range of operational capabilities for lottery operators, including:

Lottery Management

End-to-end management of lottery lifecycle processes, including ticket sales, draw execution, and prize distribution, with system events recorded and traceable.

Operator Tools and Back Office

Administrative interfaces that provide real-time visibility into system activity, including transaction tracking, reporting, and operational controls. These tools are intended to support compliance, auditing, and operational oversight.

Affiliate and Promotional Systems

Integrated tools for campaign management, affiliate tracking, and promotional logic, enabling operators to manage user acquisition and engagement strategies.

Player Engagement Features

Optional engagement features, such as promotional campaigns and reward-based mechanisms, designed to support user retention and activity.

Operational Flow

The platform supports a full operational lifecycle, which typically includes:

1.	User onboarding and account or wallet connection
2.	Participation in lottery draws through ticket purchase
3.	Execution of draws using verifiable randomness
4.	Automated or system-assisted prize distribution
5.	Ongoing user engagement through additional platform features

Each stage is recorded and managed through a combination of backend systems and blockchain-based components, enabling traceability across the lifecycle.

Security and System Integrity

We implement multiple layers of security designed to protect system integrity and user data. These include:

●	Use of audited smart contract frameworks and third-party review processes, where applicable
●	Adherence to industry-standard security practices, including OWASP guidelines
●	Continuous system monitoring using infrastructure observability tools
●	Internal controls designed to mitigate fraud and unauthorized activity

While these measures are designed to enhance security and reliability, no system can be guaranteed to be completely free from vulnerabilities or risks.

Technology Stack and Infrastructure

Our platform is supported by a modern technology stack, including:

●	Frontend frameworks for web-based user interfaces
●	Backend systems built on scalable server architectures
●	Database systems for operational and analytical data
●	Containerized infrastructure and orchestration tools (e.g., Docker, Kubernetes)
●	Blockchain indexing and storage solutions
●	Monitoring and analytics tools for system performance and reliability

This architecture enables us to scale the platform, support multiple operators, and adapt to evolving technical and regulatory requirements.

Product Layers and Services

Our technology strategy includes the development of multiple product layers:

Protocol Layer

Blockchain-based infrastructure that manages core lottery logic and data recording.

Platform Layer

A modular, full-stack system that enables operators to manage lottery operations, including game configuration, reporting, and user management.

API and Services Layer

We are developing API-based services that allow third-party operators to access specific platform capabilities, including randomness services and operational tools, without requiring direct blockchain integration.

Ecosystem Development

Over time, we intend to expand the platform into a broader ecosystem that can support multiple operators, game formats, and distribution channels within a shared infrastructure framework.

Technology Roadmap

Our development roadmap includes:

●	Expansion to additional blockchain networks to support scalability and flexibility
●	Enhancement of API-based services for third-party operators
●	Continued development of operator tools and user interfaces
●	Integration of additional payment methods and regional capabilities
●	Ongoing improvements to security, monitoring, and system performance

These initiatives are intended to support our long-term strategy of providing a scalable and compliant technology platform for the global lottery and gaming industry.

Our Products and Services

We provide a range of technology products and services designed to support licensed lottery operators:

Platform Access and Deployment

We provide operators with access to our technology platform, including system setup, configuration, and deployment tailored to the operator’s requirements and regulatory environment.

Customization and Development

We offer development services to adapt the platform to specific customer needs, including:

●	Custom game configurations
●	Integration with local payment systems
●	Adaptation to regulatory requirements
●	Development of additional features unique to each operator

Ongoing Support and Maintenance

We provide continuous technical support and system maintenance services, including:

●	Platform monitoring
●	Issue resolution
●	System updates and improvements
●	Operational support for live environments

Additional Platform Capabilities

Our platform includes modules for:

●	Lottery lifecycle management
●	Administrative and reporting tools
●	Affiliate and promotional systems
●	User engagement features

These capabilities may be configured differently depending on the customer’s requirements.

Revenue Model

Our revenue model is based on a combination of upfront fees, recurring service payments, and performance-based components. Specifically, we generate revenue from:

Setup and Implementation Fees

One-time fees charged for the initial deployment, configuration, and onboarding of new customers onto our platform.

Service and Support Fees

Recurring fees for ongoing technical support, maintenance, and operation of the platform.

Custom Development Fees

Fees charged for the development of customer-specific features, integrations, and enhancements.

Revenue-Based Fees

In certain cases, we receive a percentage-based fee linked to the operational activity of the platform, such as a share of turnover or transaction volume generated through the system.

The exact fee structure may vary between customers based on commercial agreements.

Our Growth Strategy

We focus on providing technology solutions to licensed operators in regulated or emerging markets. Our go-to-market strategy includes:

●	Partnering with existing licensed operators – We focus on working with operators that hold the necessary licenses in their respective jurisdictions, allowing us to provide technology solutions without acting as a licensed operator ourselves.
●	Supporting digital transformation of traditional lottery systems
●	Enabling operators to integrate modern infrastructure into their existing operations — We adapt our platform to meet local requirements, including regulatory constraints, payment systems, and user preferences
●	Expansion of Existing Platforms. We continue to develop additional platform features and services to support operator needs, including enhancements to system performance, reporting, and operational tools

We currently have one active customer operating on our platform and are in the process of expanding our commercial activity.

Market Opportunity and Growth Strategy

Market Opportunity

The global lottery industry represents a large and established market, with significant participation across both developed and emerging economies. Historically, the industry has been dominated by traditional, retail-based distribution models, with a growing but still limited share of digital adoption.

Many operators, particularly in emerging markets, continue to rely on legacy systems that may lack transparency, operational efficiency, and real-time reporting capabilities. At the same time, regulators and consumers are increasingly focused on system integrity, auditability, and digital accessibility.

We believe these trends create an opportunity for technology providers to support the modernization of lottery infrastructure through scalable, digital platforms.

Geographic Focus

Our current commercial activity is focused in Africa, where we have an active customer operating on our platform in The Gambia.

We believe that certain emerging markets present favorable conditions for technology adoption due to:

●	Increasing mobile and digital payment usage
●	Demand for more efficient and transparent systems
●	Opportunities for modernization of existing lottery operations

Expansion Strategy

We intend to expand our operations into additional regions over time, with a focus on:

Asia

We plan to explore opportunities in select Asian markets, where large populations and growing digital adoption may support demand for modern lottery infrastructure.

Europe

We also intend to evaluate opportunities in European markets, particularly where operators may seek to upgrade or complement existing systems with more advanced technology solutions.

Our expansion into new markets will depend on a range of factors, including regulatory requirements, availability of local partners, and commercial viability.

Competition

We compete with a range of companies across its product lines. Competition varies by product:

1.	Camelot UK (national Lottery)

As the operator of the UK National Lottery, Camelot boasts significant market share and a large player base with over £8.1 billion in sales (2020-21. Our competitive advantage lies in that blockchain ensures unparalleled transparency and significantly lower operational costs compared to their traditional, centralized infrastructure.

2.	Intralot

A global leader in lottery and gaming solutions, Intralot has a wide international presence, serving 40+ countries with €398 million in revenue (2022). Our competitive advantage is that our modular architecture enables rapid, flexible deployment and superior hybrid fiat-crypto functionality, outperforming Intralot’s often legacy integrations.

3.	IGT (International Game Technology)

IGT is a dominant global gaming company, offering lottery, gaming machines, and sports betting solutions with billions in annual revenue ($4.2B in 2022). However, we offer auditable, decentralized transactions and fully automated operations, providing a level of trust and efficiency that, in our opinion, traditional giants like IGT cannot match

Regulation and Compliance

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state, territorial, and federal laws regarding lotteries, gaming, sweepstakes, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export, and national security, all of which are continuously evolving. The scope and interpretation of the laws that are or may be applicable to us are often evolving or new and uncertain and may conflict with each other, particularly those governing our international operations.

Lottery and gaming laws are generally based upon declarations of public policy designed to protect consumers from fraud and other misdeeds and the viability and integrity of the games, while raising revenues for the particular country, state, or other authorizing jurisdiction. To accomplish these goals, stringent laws and regulations may be established to ensure that participants in the industry meet certain standards of character and responsibility, which may require participants to:

●	ensure that games are conducted fairly and honestly;

●	establish procedures designed to prevent cheating and fraudulent practices;

●	establish and maintain anti-money laundering practices and procedures;

●	establish and maintain responsible accounting practices and procedures;

●	ensure that lottery games are sold only at the price established by the applicable lottery regulator;

●	report prizes awarded and withhold certain amounts for taxes and other specified liabilities;

●	file periodic reports with regulators;

●	establish programs to promote responsible gaming and comply with other social responsibility practices; and

●	enforce minimum age requirements.

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow the sales. Therefore, for our users located within the U.S., we only purchase lottery games for users geolocated to be physically situated within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities.

In addition, the Wire Act provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. The Wire Act provides, however, that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. In late 2011, the Office of Legal Counsel (“OLC”) in the United States Department of Justice (“DOJ”) issued an opinion that concluded the conduct prohibited by the Wire Act was limited to sports gambling; however, in January 2019, the OLC issued a new opinion that concluded that the restrictions in the Wire Act on the transmission in interstate or foreign commerce of bets and wagers was not limited to sports gambling but applied to all bets and wagers, including those involving state lotteries. Reinterpretation of the federal Wire Act by the OLC threatened certain online lottery sales, leading to litigation in which the First Circuit Court of Appeals determined that the Wire Act applies only to interstate wire communications related to sporting events or contests and not lottery games. In addition to the First Circuit’s decision, the U.S. Circuit Court of Appeals for the Fifth Circuit has previously held the Wire Act prohibitions apply only to sports gambling. The Company is still analyzing the impact of these decisions on its business.

Our compliance with local, territorial and federal laws is based on our interpretation of existing state and federal laws regarding lottery services such as ours. We have obtained legal advice and notified certain lottery authorities in U.S. jurisdictions where we do business of the services that we offer, but in most cases, we have not received definitive determinations of the laws applicable to our services. There is a risk that existing or future laws in the states and jurisdictions in which we operate may be interpreted in a manner that is not consistent with our business model. Future laws that permit certain lottery services may be accompanied by restrictions or taxes that make it impractical or less feasible to operate in certain jurisdictions.

Other laws and regulations may be adopted or construed to apply to us that could restrict our business model, including privacy, taxation, marketing, anti-money laundering, anti-corruption, copyright, currency exchange, export, and antitrust laws, as well as those governing public companies.

The growth of electronic commerce may prompt calls for stronger consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. It is likely that scrutiny and regulation of our industry may increase, and we will be required to devote additional resources to compliance with applicable regulations. While we believe that we are currently in compliance in all material respects with all applicable laws and regulatory requirements, we cannot assure that our activities or our users’ activities will not become the subject of any regulatory or law enforcement investigation, proceeding, or other governmental action or that any such investigation, proceeding, or action, as the case may be, would not have a materially adverse impact on us or our business, financial condition or results of operations.

Corporate Office

Our principal executive office is 16 Balfour Street Jerusalem Israel. T Our main telephone number is (800) 674-3561. We maintain a website at www,Techlott.com through which we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this annual report.

Employees

We and our subsidiaries retain the services of fourteen personnel, of which five are in administration, ten 10 in research and development and two in marketing.

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

Risk Related to our Lottery and Gaming business, Financial Position and Need for Capital

The audited consolidated financial statements included in this Annual Report have been prepared assuming the Company will continue as a going concern.

The Company recorded negative working capital of approximately $0.22 million and stockholders’ surplus of $12.9 million as of December 31, 2025; a net operating loss of $15.1 million and net cash used in operations of $0.6 million for the year ended December 31, 2025. Absent any other action, the Company will require additional liquidity to continue its operations for the next 12 months.

Our unprecedented transformation from sleep apnea technology to lottery and gaming technology lacks any operational track record and may completely fail.

The lottery and gaming industry operates under fundamentally different business models, regulations, and customer requirements than financial services. There is no assurance that we will successfully execute this transformation or generate any returns from the substantial capital being deployed. Our complete lack of defense industry track record means investors are funding an entirely unproven strategy that may result in total loss of invested capital.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need an additional $500,000 to (i) complete product design and testing for our products; and (ii) build the infrastructure for our sustained growth.

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

Our Senior Management has certain contractual anti-dilution protection which are intended to protect their aggregate holdings of 70% of our company.

Our Senior Management has certain contractual anti-dilution protection that provide them broad anti-dilution protection for up to $10 million of value recorded in the Company. These persons hold, in the aggregate approximately 70% of our company. Their anti-dilution protection is not limited to solely additional capital raises but covers all issuances to third parties for any value recorded in the Company’s books such mergers and acquisitions, licensing, etc.

Unless waived by the holders, these anti-dilution provisions may inhibit or impair our ability to raise capital as needed. Failure to raise capital when needed can result in significant harm to our business.

Our Chief Executive Officer’s commitments to other companies may limit his ability to devote full-time attention to our business and could result in competition or conflicts of interest, which could adversely affect our operations and financial performance.

Yakir Abadi our Chief Executive Officer, also maintains and oversees other business ventures. These roles require Mr. Abadi to devote significant time and resources to the management and strategic direction of these other companies, which may reduce the time and attention he can dedicate to our company. This divided focus could impair our ability to execute our business strategy, particularly as we transition to a lottery and gaming company. The competing demands on Mr. Abadi’s time may delay critical decision-making, hinder our ability to respond to market opportunities, or weaken our operational oversight, all of which could materially adversely affect our business, financial condition, and results of operations.

Furthermore, certain of the businesses interest of Mr. Abadi may operate in sectors or pursue opportunities that compete with our current or future operations. Mr. Abadi’s involvement in these companies could lead to conflicts of interest, including the allocation of business opportunities, resources, or strategic priorities that may favor these other entities over our company. Any such competition or conflicts could harm our competitive position, limit our growth prospects, and negatively impact the value of our securities.

The loss of the services of our key management and personnel or the failure to attract additional key personnel could adversely affect our ability to operate our business.

We are particularly reliant on the services of our Chief Executive Officer, President and Chief Technology Officer. A loss of any one of them or one or more of our current officers or key employees or consultants could severely and negatively impact our operations. We have no present intention of obtaining key-man life insurance on any of our executive officers or management. Additionally, competition for highly skilled technical, managerial and other personnel is intense. As our business develops, we might not be able to attract, hire, train, retain and motivate the highly skilled managers and employees we need to be successful. If we fail to attract and retain the necessary technical and managerial personnel, our business will suffer and might fail.

If we do not effectively manage our growth and the associated demands on our operational, risk management, sales and marketing, technology, compliance and finance and accounting resources, our business may be adversely impacted.

To effectively manage and capitalize on our growth, we must continue to expand our information technology and financial, operating, and administrative systems and controls, and continue to manage headcount, capital, and processes efficiently. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands, including difficulties in hiring, training, and managing an employee base. Failure to scale could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our reputation and the integration of our products and services. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud, though we have experienced no such material errors, omissions or fraud in the past. Any of the foregoing operational failures could lead to noncompliance with laws, loss of revenues, licenses or other government authorizations, or loss of relationships that could substantially impair or even suspend company operations.

The future growth of our business depends on its ability to retain existing customers, attract new customers as well as getting existing customers and new customers to increase the volumes processed through our payments platform and therefore grow revenue. Our customers are not subject to any minimum volume commitments and they have no obligation to continue to use our services, and we cannot be sure that customers will continue to use our services or that we will be able to continue to attract new volumes at the same rate as we have in the past.

A customer’s use of our services may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products and services, the effectiveness of our support services, the pricing of our products and services, the pricing, range and quality of competing products or services, the effects of global economic conditions, regulatory or financial institution limitations, trust, perception and interest in foreign exchange and payment processing services and in our products and services, or reductions in the customer’s payment and transfer activity. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching service providers, especially for larger customers who commonly engage more than one payment service provider at any one time.

Any failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could materially and adversely affect our business, financial condition, results of operations and prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations.

We are subject to heightened operational and cybersecurity risks.

We are subject to heightened operational and cybersecurity risks. Many of our employees work from their homes or other non-company dwellings. Technologies in our employees’ and service providers’ homes and shared office spaces may not be as robust and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable. Further, the security systems in place at our employees’ and service providers’ homes and shared office spaces may be less secure than those used in corporate offices, and while we have implemented technical and administrative safeguards to help protect our systems when our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.

We rely on third parties in critical aspects of our business, which creates additional risk. Our ability to offer our services depends on relationships with other financial services institutions and entities, and our inability to maintain existing relationships or to enter into new such relationships could impact our ability to offer services to customers.

As we build our lottery and gaming business, we will depend on relationships with specialized subcontractors, and government-approved suppliers. We will depend on various third-party partners including prime contractors.

Also, critical aspects of our technology will rely on third-party technologies. Our lack of established relationships in the industry and foreign ownership structure may be an impediment to our ability to establish partnerships with major defense contractors. Should potential partners refuse to work with us, we would be at risk of being unable to participate in major defense programs.

Third parties upon which we rely on may refuse to partner with us, may breach their agreements with us, refuse to enter into agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to established defense contractors, any of which could prevent us from competing effectively and materially and adversely affect our business, financial condition, results of operations and prospects.

Some third parties that provide services to our industry may have significant market power and be able to impose unfavorable terms on new entrants like us. In addition, there can be no assurance that third parties will be willing to work with us on acceptable terms, or at all. If we cannot establish necessary partnerships, we may be unable to compete for defense contracts, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Competition within the global sports, entertainment and gaming industries is intense and if we fail to compete effectively, our users may be attracted to our competitors or to competing forms of entertainment including those on mobile devices and web applications, such as streaming, online gaming, esports, and online sports betting. If our offerings are not popular, we could experience price reductions, reduced margins, loss of market share, and our business, financial condition, and results of operations could be harmed.

Our users have a vast array of entertainment choices, including television, movies, sporting events, in-person lottery gaming, real money gaming, and sports betting, all of which are more established and may be perceived by our users to offer greater variety, affordability, interactivity, and enjoyment than our offerings. We compete with these and other forms of entertainment for our users’ discretionary time and income. If we are unable to sustain sufficient interest in our product offerings in comparison to other forms of entertainment, including new and emerging forms of entertainment available on mobile devices and web applications, such as streaming, online gaming, esports, and online sports betting, our business model may not continue to be viable.

In addition, the specific industries in which we have historically operated are characterized by dynamic consumer demand and technological advances, and there is intense competition amongst providers to the lottery, online gaming, sports betting, and promotions industries. Specifically, a number of established, well-financed third-party lottery application companies, online gaming providers, sports betting, and interactive entertainment companies have competed with our offerings, and other well-capitalized companies may introduce competitive services that achieve greater market acceptance. Such competitors may spend more money and time on developing and testing products, services, and systems, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products, services, or systems than we are able, which could negatively impact our business. Furthermore, new competitors may enter the mobile lottery industry, and government lottery operators may introduce forms of online lottery gaming that compete with our services. There has also been, and continues to be, considerable consolidation among competitors in the entertainment, gaming, and lottery industries, and such consolidation, and future consolidation, could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, and broaden their geographic scope of operations. If we are not able to achieve some market share, if our offerings are not popular, or if we are not able to provide competitive products, our business, financial condition, and results of operations could be harmed.

Economic downturns, inflation, and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

Our financial performance is subject to global economic conditions and their impact on levels of spending by potential users and customers of our Platform a. Economic recessions, or other economic conditions such as rising inflation and interest rates, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. Tepid growth was experienced in the U.S. and globally following the financial crisis in 2008 through 2009, and there may be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, rising interest rates and inflation, and acts or threats of acts of war (including the ongoing war in the Ukraine and Middle East), along with other economic challenges. If the national and international economic recovery slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

In addition, changes in general market, economic, and political conditions in domestic and foreign economies or financial markets, including those resulting from, for example: the ongoing effects of the COVID-19 pandemic; rising interest rates and inflation; geopolitical challenges, including global security concerns in response to Russia’s continued war in Ukraine and regional wars in the Middle East; financial and credit market instability or the unavailability of credit; and fluctuation in stock markets, may reduce users’, customers’, or subscribers’ disposable income and corporate budgets. Any one of these changes could have a material adverse effect on our business, financial condition, or results of operations and could cause the value of our securities to decline or become worthless.

Negative events or negative media coverage relating to, or a declining popularity of, the lottery or lottery games in general, or other negative coverage relating to lottery, forms of online gaming or betting, or the gaming industry, may adversely impact our ability to retain or attract users, which could have an adverse impact on our business, financial condition, and results of operations.

Public opinion can significantly influence our business. Unfavorable publicity regarding, for example, our company, members of our management and Board, our technology, our implementation of upgrades and changes to our technology, the quality of our Platform and its interfaces, our product offerings, our other services and systems, actual or threatened litigation or regulatory activity, the actions of third parties with whom we have relationships, our ability to recommence our business operations, or the conduct of the lottery authorities and the products they offer, including declining popularity of a particular lottery game or lottery games in general, could seriously harm our reputation. In addition, a negative shift in the perception of lottery games by the public or by politicians, lobbyists, or others could affect future legislation regarding the mobile purchase of lottery games from third-party providers, including with respect to the regulation or licensure of couriers, or with respect to the legalization of online lottery game sales (“Online Lottery”), either of which may impact our operations. Negative public perception could also lead to new restrictions on or to the prohibition of mobile lottery play in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our new players and established user base, and it could result in decreased revenue or slower user growth rates, which could seriously harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

We are subject to risks related to corporate social responsibility, responsible gaming, reputation, and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our users, customers, business partners, investors, regulatory authorities, key stakeholders, and the communities in which we operate, such as our social responsibility, corporate governance, and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy, and support for local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of users, customers and partners to do business with us, which could have a materially adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Illegal, unethical or fraudulent activities perpetrated by any of our members of management or Board, users, customers, or partners for personal gain could expose us to potential reputational damage and financial loss, which would negatively impact our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

Risks Related to Our Digital Health Business

Our subsidiary, SleepX Ltd. and B.G. Negev Technologies and Applications Ltd., and Mor Research Application Ltd., have entered into a Licensing agreement which if terminated could have adverse effects on our digital health business.

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

Risks Related to Geopolitical and Macroeconomic Conditions

Escalating global conflicts, particularly the ongoing wars in the Middle East and Ukraine, create both heightened demand and severe operational risks for our business.

The global security environment has deteriorated significantly, with active military conflicts in the Middle East (including the ongoing conflict in Israel and the broader regional tensions involving Iran, Hezbollah, and other actors) and the continuing war in Ukraine now entering its fourth year. While these conflicts may drive increased defense spending globally, they create severe and direct operational risks for our company. We operate in an active conflict zone where missile attacks, drone incursions, and ground operations pose immediate threats to our facilities, personnel, and supply chains. Mandatory military reserve duty requirements have at times removed significant portions of the Israeli workforce from civilian employment, directly affecting our subsidiaries’ ability to maintain production schedules and fulfill contractual obligations. Flight suspensions and port disruptions in Israel can impede logistics and delay delivery of critical defense products. The continuation or escalation of these conflicts could result in physical damage to our facilities, loss of key personnel, disruption of production, inability to fulfill contractual obligations, and substantial uninsured losses.

Risks Related to Ownership of Our Common Stock

Our senior management may exert significant influence over its affairs, including the outcome of matters requiring stockholder approval.

Our Chief Executive Officer, Chairman, President and Chief Technology Officer control the voting of approximately 70% of our outstanding common stock as of the date of this filing. As a result, they will have the ability, acting together, to control the election of the Company’s directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of its assets, and (iii) amendments to its certificate of incorporation. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to the Company’s other stockholders and be disadvantageous to the Company’s stockholders with interests different from those individuals. Certain of these individuals also have significant control over the Company’s business, policies and affairs as officers or directors of the Company. Therefore, you should not invest in reliance on your ability to have any control over the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTCQB-tier of OTC Markets under the symbol “APYP.” We started being quoted on the OTCQB-tier of OTC Markets on October 17, 2022. As of April 15, 2026 we had 890,742,444 shares of our common stock outstanding. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

As of April 15, 2026, there were 103 holders of record of our common stock, and the last reported sale price of our common stock on the OTCQB-tier of OTC Markets on April 14, 2026 was $0.0135.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in first column) (2)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	110,483,851	0.00101	0

Total	110,483,851	$0.00101	0

(1)	Represents shares of common stock issuable to service providers including officers and directors.

(2)	Represents shares of common stock available for future issuance under equity compensation plans.

Unregistered Sales of Equity Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the fiscal years ended December 31, 2024 and December 31, 2025 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the fiscal year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended December 31, 2025 and December 31, 2024 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Financial statements in United States dollars

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used.. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.647 and 3.014 as of December 31, 2024 and 2025, respectively.

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

Other Intangible Assets

Identifiable intangible assets are stated at cost, net of accumulated amortization. Patents are amortized using the straight-line method over 7 years. Intellectual Properties are amortized using the straight-line method over its estimated useful economic life, as determined by the Company.

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2024, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage. During 2025, the Company reassessed the qualifying criteria for capitalizing development costs and, as a result, determined to amortize all costs that had previously been capitalized under this framework.

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

Significant Events that Occurred During 2025

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

(iii) On August 12, 2025, the Company and the holders of outstanding convertible promissory notes in an aggregate amount of approximately $1.8 million have agreed to extend to February 15, 2026 the maturity date of the Convertible Notes (the “New Maturity Date”), freeze the continuing accrual of interest and to not exercise their right to convert the Convertible Notes through the New Maturity Date, in consideration of the repayment in cash by the New Maturity Date of the outstanding principal and accrued interest on the Notes together with a premium not exceeding 10%. The Company’s obligation to repay these amounts is subject to the Company raising additional operating capital. Thereafter, on December 31, 2025, the holders of outstanding convertible promissory notes of the Company in an aggregate amount of approximately $0.8 million have agreed to convert the outstanding balance of these notes into 263,411,477 shares of the Company’s Common stock (the “Conversion Shares”). In addition, the holder of convertible promissory notes of the Company in an aggregate amount $863,840 has agreed to (i) extend the maturity date of such notes by an additional two years to February 15, 2028 and (ii) to refrain from exercising the conversion of terms of such notes until the new extended maturity date. The interest on the balance of such note shall continue to accrue at per annum rate of eight percent (8%).

(iv) In consideration for its efforts in facilitating the extension of the maturity date of the Convertible Notes and the associated waivers discussed above, the Company agreed to issue to an unrelated third party consultant options for 45 million shares of Company common stock, which are vested upon grant and exercisable at a per share price of $0.0001, subject to a 12 month lockup.

(v) Subject to the increase in authorized share capital of the Company, the Company and each of Mr. Abadi and Mr. Grady (the “Share Capital Increase”) agreed that each of these individuals will be issued each options to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

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

(vi) On September 30, 2025, the Board e agreed to change the aforementioned resolution regarding the issuance of such options to Mr. Abadi and Mr. Grady, and instead, to enter into a subscription agreement for an identical number of shares of the company’s common stocks at a per share purchase price of $0.0001. see Item (xi) below. The Subscription Agreement goes into effect upon the increase in the Company’s authorized share capital. The Subscription Agreement provides that if certain specified milestones are not achieved with five (5) years then all or part of the Subscription Shares are to be returned to Company’s treasury. In addition, under the Subscription Agreement, each of YA and EG are entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to YA and EG so that their respective percentage ownership shall be maintained following such issuance, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

Each of YA and EG received anti dilution protection. Such anti-dilution protection is intended to ensure that each of YA and EG maintains ownership of 17.5% of the Company’s fully diluted share capital, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise.

(vii) On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

(viii) On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, in the aggregate, of 2,000,000 shares of the Company’s common stock at per share prices between $0.019.

(ix) On November 26, 2025, the Company filed a certificate of designation (the “B Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of the Series B Preferred Stock. The total number of authorized shares of the Series B Preferred Stock is 100,000 shares.

On December 31 2025, an amendment was filed with the State of Nevada to the B Certificate of Designation providing that that each Series B Preferred Shares will automatically convert into 25,000 shares of Common Stock (the “Series B Mandatory Conversion”) upon the effectiveness of the Authorized Increase in Shares of Common Stock. On April 13, 2026, a further amendment was filed to correct a clerical error and providing that at the Series B Mandatory Conversion each Series B Preferred Share will convert into 50,000 shares of Common Stock.

(x) On December 29, 2025, the Company and its CFO, Ron Mekler, entered into a subscription agreement for the purchase by Mr. Mekler of 12,500,000 shares at a per unit purchase price of $0.018. RM also received warrant to purchase 12,500,000 shares of common stocks at an exercise price of $0.022. under the Subscription Agreement, RM is entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to RM so that his respective percentage ownership shall be maintained following such issuance, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

Mr. Mekler received anti dilution protection. Such anti-dilution protection is intended to ensure that RM maintains ownership of 2% of the Company’s fully diluted share capital, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

(xi) On December 31, 2025, AppYea completed its acquisition of its previously announced agreement with Techlott to purchase the Techlott Technology. Pursuant to the terms of the Purchase Agreement, the aggregate consideration to be paid by the Company (the “Consideration Shares”) of the Company’s Common Stock, representing 35% of the Company’s issued and outstanding capital on a fully diluted basis. However, pending the increase in the number of the authorized shares of the Company’s Common Stock (the “Authorized Common Stock Share Increase”), the Company issued to Techlott 35,684 shares of the newly created preferred stock, par value $0.0001 per share (the “Series B Preferred”), which by their terms automatically convert into the Consideration Shares upon the effectiveness of the Authorized Common Stock Share Increase.

Techlott received anti dilution protection. Such anti-dilution protection is intended to ensure that Techlott maintains ownership of 35% of the Company’s fully diluted share capital, provided that such anti-dilution protection shall be afforded for up to $10 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

(xii) On January 27, 2026, we accepted subscriptions for $750,000 from four qualified investors in consideration of the issuance, in the aggregate, of 34,090,908 shares of the Company’s common stock and, with respect to one investor for $450,000, warrants to purchase an additional 20,454,545 shares of common stock, exercisable for a period three years and at per share exercise price $0.026.

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.

Our financial results for the year ended December 31, 2024 are summarized as follows in comparison to the year ended December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024

Operating Expenses
Research and Development	$240,000	339,000
General and Administrative	$16,689,000	1,114,000
Financing expenses (income)	$(1,963,000)	2,208,000

Loss for the year	$15,097,000	4,032,000

Revenues. Revenues for the twelve months ended December 31, 2025 and 2024 were $7,625 and $29,000 respectively. All revenues were attributable to sales of our appnea devices.

Research and Development Expenses, Research and development expenses decreased from $339,000 for the year ended December 31, 2024 to $240,000 for the twelve months ended December 31, 2025. The decrease is primarily attributable to reduced development activities associated with certain of the Company’s products.

General and Administrative Expenses. General and administrative expenses increased from $1,114,000 for the year ended December 31, 2024 to $16,689,000 for the twelve months ended December 31, 2025. The increase in expenses is primarily attribute able to remeasurement of approximately $15.7 million in the fair value of contingent liability components and anti-dilution features related to the issuance of shares to controlling shareholders.

Loss. Loss for the twelve months ended December 31, 2025 and 2024, was $15,097,000 and $4,032,000 respectively and is primarily attributable to remeasurement of approximately $9 million in the fair value of contingent liability components and anti-dilution features related to the issuance of shares to controlling shareholders and to Change in fair value of convertible loans..

Liquidity and Capital Resources

From inception, we have funded our operations from a combination of loans and sales of equity.

As of December 31, 2025, we had a total of $408,000 in cash resources and approximately $8,799,000 of liabilities, $795,000 of which are current liabilities.

AppYea has experienced operating losses since its inception and had a total accumulated deficit of $25,455,000 as of December 31, 2025. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception. These losses have resulted in significant cash used in operations. During the years ended December 31 2025 and 2024, our cash used in operations was approximately $606,000 and $785,000, respectively. We need to invest in marketing of our products, as we continue to conduct these activities, we expect the cash needed to fund operations to increase significantly over the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the period ended December 31, 2024 and 2023 respectively:

	For the Years ended
	December 31, 2025	December 31, 2024
	US Dollars
Net cash used in operating activities	$606,000	785,000
Net cash used in investment activities	$-	80,000
Net cash provided by Financing Activities	$935,000	719,000

Between December 2024 and December 2025, we raised an aggregate of $260,000 from private placement of shares of our common stock at a per share price of $0.01 and the issuance of warrants, exercisable for a two year period from the date of issuance for an identical number of shares at a per share exercise price of $0.04, and additional $124,000 from exercise of outstanding warrants at an exercise price of $0.0066 per share, which was reduced from $0.04 if exercised within a specified shorter duration. In respect of the raise the investors are entitled to an aggregate 26,000,000 shares of our common stock and identical number of warrants, of which 13,500,000 have already been issued. The subscription proceeds are being used to complete the IOS design and development of our biofeedback snoring treatment wristband (AppySleep product) as well as general corporate matters. More recently, we raised in July 2025 through entities controlled by Mr. Yakir Abadi and Mr. Eldad Grady, the new CEO and Chairman of the Board, respectively, appointed as of August 12, 2025, invested 234,000 NIS in the Company by the purchase of units comprised of; 1) Shares of the Company’s common stock at a par value of $0.0001 per share, and: 2) Warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01, at a per unit purchase price of $0.005 for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). Each of them received 7,000,000 of Company’s shares of common stock.

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

As of January 27, 2026, we accepted subscriptions for $750,000 from four qualified investors in consideration of the issuance, in the aggregate, of 34,090,908 shares of the Company’s common stock and, with respect to one investor for $450,000, warrants to purchase an additional 20,454,545 shares of common stock, exercisable for a period three years and at per share exercise price $0.026.

On December 31, 2025, the holders of outstanding convertible promissory notes of the Company in an aggregate amount of approximately $0.8 million have agreed to convert the outstanding balance of these notes into 263,411,477 shares of the Company’s Common stock (the “Conversion Shares”). In addition, the holder of convertible promissory notes of the Company in an aggregate amount $863,840 has agreed to (i) extend the maturity date of such notes by an additional two years to February 15, 2028 and (ii) to refrain from exercising the conversion of terms of such notes until the new extended maturity date. The interest on the balance of such note shall continue to accrue at per annum rate of eight percent (8%).

Management believes that funds on hand, will enable us to fund our operations and capital expenditure requirements through December 2026. We need to raise additional operating capital in order to maintain operations as presently conducted and to realize our business plan beyond such date.

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

Going Concern

For the year ended December 31, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have accumulated deficit of $25,455,000 and a working capital deficit of $224,000 on December 31 2025, as well as negative operating cash flows. Our report from our independent registered public accounting firm for the year ended December 31, 2025, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s consolidated balance sheet as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Barzily & Co. These financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and pursuant to Regulations S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and regulations promulgated thereunder) as of December 31, 2025, or the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth the names and ages of the members of the board of directors and the executive officers and the positions held by each as of April 15, 2026.

Name	Age	Position

Yakir Abadi	37	Chief Executive Officer, Director

Eldar Grady	36	Executive Chairman, Director

Mark Katzenelson	49	President, Director

Ron Mekler	52	Chief Financial Officer

Ben Harris	42	Chief Technology Officer, Director

Boris Molchadsky	49	Director

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Yakir Abadi, has been our Chief Executive Officer and a Director since August 12, 2026. Mr Abadi is active in fintech, blockchain, and digital finance. He brings with him a wealth of experience in developing banking systems, digital currency solutions, and breakthrough ventures in the digital investment sector. Yakir Abadi is a serial entrepreneur and the owner of multiple leading companies in fintech, digital marketing, and content management. Since 2018, he has led Eyecu Digital, a developer of advanced banking systems integrated with blockchain technology, delivering innovative solutions to financial institutions and global organizations. In 2019, he founded A.B. Global Heights Ltd, a parent company holding a portfolio of more than 20 ventures and businesses in digital marketing, operating in both local and international markets. In 2022, he established Better Mind Ltd, a company that manages and promotes social media influencers and business mentors in Israel, focusing on building personal brands and enhancing digital presence. Over the past five years, Yakir has combined technological innovation, business vision, and brand-building expertise, establishing himself as a significant player in both the financial and digital arenas in Israel and abroadMr. Abadi holds a central position among investment communities, traders, and technology leaders. He is recognized for his practical experience in building digital banking platforms, blockchain solutions, and cryptocurrency investments, and is considered a prominent and influential figure within digital investment communities both in Israel and internationally.

Eldar Edmond Grady, has been our Chairman of the Board of Directors since August 12, 2026 Mr. Grady is the owner of an international holding company with a consulting arm for NASDAQ-listed corporations and one of the world’s top PPLI wealth management agencies. With decades of experience advising public companies, Grady has built a reputation for turning strategy into measurable, lasting success. Mr. Grady has served since 2020 as the Owner and Chief Executive Officer of Talniri Ltd., a diversified holding company with interests in NASDAQ-listed corporate advisory (PR-IR), wealth management with a focus on PPLI solutions, and strategic investments. Over the past five years, he has led Talniri’s expansion into multiple high-growth sectors, built a portfolio of companies serving global markets, and forged partnerships with leading public companies.

Mark Katzenelson has been our President and a Director since December 31, 2026. Mr. Katzenelsomn is a senior business executive and entrepreneur with more than two decades of experience spanning real estate development, international investments, and technology-driven ventures. Throughout his career, Mark has built and led diversified business operations across Europe and international markets, with a strong focus on long-term value creation, operational excellence, and scalable growth.Mark’s professional foundation lies in real estate entrepreneurship, where he has been deeply involved in residential, commercial, and office developments for over 20 years. His hands-on approach covers the full investment lifecycle—from acquisition and development to portfolio management and strategic exits—establishing him as a trusted leader in complex, cross-border real estate environments. In parallel with his real estate activities, Mark has led and owned industrial and operational businesses, gaining extensive experience in production oversight, supply-chain coordination, and operational scalability within global business ecosystems. Over the past several years, Mark has expanded his leadership into high-tech and algorithmic systems, with strategic ownership and business involvement in technology ventures such as Techlott. His work in this domain focuses on technology-enabled platforms, lottery systems, and regulatory-aware business models, bridging traditional industries with modern digital infrastructure.

Mark is also the Founder and CEO of Keemple, a smart home technology company, where he has led product vision, business strategy, and international market deployment. Mark brings a strong legal and regulatory perspective to his ventures, positioning him at the intersection of business leadership, technology innovation, and cross-border operations. He received his Bachelor of Laws (LL.B) in 2005.

Ron Mekler has been our Chief Financial Officer since August 12, 2026. Mr. Mekler served as an independent director from April, 2021 until his resignation as a director of our company on August 12, 2026 whereupon he assumed the rle of our Chief Financial Officer. Mr. Mekler has been serving in key positions during the past 20 years in both public and private institutions in Israel. Since June 2013, he has been serving as chief financial officer at Clalit Health Services - the largest Health Services organization in Israel. Prior thereto, between 2005-2013, he was Controller for Raviv Acs., a manufacturer of vehicle parts. In the years 2003-2005 he served as a Controller in Ashtrom, a Real Estate property management Company. Between 2001-2003 Mr. Mekler started his career as an intern at Price Water House Coopers specializing in industrial, real estate and high-tech Companies. Mr. Mekler is a certified accountant since 2003 (from BGU University) and has MBA in Business Management from the Ono Academic College.

Ben Harris has been our Chief Technology Officer and a Director since December 31, 2026. Mr. Harris is a veteran technology executive with 20 years of experience driving innovation in the gaming and finance sectors. He has collaborated with industry giants such as Playtech and DraftKings, delivering data-driven solutions that redefine user engagement. As the CEO of MetaLottery and Tarcha Group, Ben combines his extensive gaming background with expertise in blockchain architecture and Web3 integration, building secure, scalable, and compliant platforms for the digital economy.

Boris Molchadsky has been serving as a director since April 2021 and as Chief Executive Officer from April, 2021 through August 12, 2026, In September 2019, Mr. Molchadsky co-founded SleepX Ltd., and continues to serve as Chairman today. In August 2015, Mr. Molchadsky co-founded Nexense Technologies USA. Inc., a corporation focused on non-intrusive treatment for snoring and sleep apnea. He additionally co-founded GPIS Ltd., in March 2007 and consults through it to companies until today. Furthermore, Mr. Molchadsky has over fifteen years of experience in the capital markets working in leading investment firms. In the recent years, he has been working in the field of sleep health in collaboration with the world’s leading research institution, such as the Ben Gurion University, Soroka Medical Center and Millenium Sleep Lab. Mr. Molchadsky holds a B.A. in Business Management and Finance from the University of Manchester and a M.B.A in Finance from the Ono Academic College, in Israel.

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

Committees

Our Board has established an audit committee which operates under a charter that has been approved by our board. Mr. Mekler was on the Audit Committee until his resignation from the Board on August 12, 2026 and his assumption of the position of Chief Financial Officer. We currently do not have any member on our Audit Committee as all of our Board members would not be considered independent as defined under the rules of the Nasdaq Capital Market.

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

Involvement in legal proceedings

None of our directors or executive officers has, during the past ten years:

* had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

* been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

* been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

* been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

* been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

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

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that certain reports on Form 3 and 4 have not yet been filed.

Insider Trading Policy

Given our small size, our board of directors has not yet adopted an insider trading policy that is appropriate for a company of our size. The board intends to adopt an appropriate insider trading policy during the 2025 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2025 and 2024 by the executive officers listed below, which we refer to as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus ($)	Option Awards ($)(1)	All other compensation ($)	Total
Yakir Abadi, Chief Executive Officer (1)	2025	131,178	(6)	-	-	131,178	131,178
	2024	-		-	-	-	-

Eldar Grady, Executive Chairman (2)	2025	131,178	(6)	-	-	131,178	131,178
	2024	-		-	-	-	-

Mark Katnelson, President (3)	2025	131,178	(6)	-	-	131,178	131,178
	2024	-		-	-	-	-

Boris Molchadsky, Former Chief Executive & Chairman (4)	2025	35,613	(6)	-	-	35,613	35,613
	2024	175,512		-	-	-	175,512

Adi Shemer, Former Chief Executive Officer (5)	2025	23,725		-	-	23,725	23,725
	2024	103,631		-	564,398	-	668,029

1. Mr. Abadi was appointed Chief Executive Officer on August 12, 2025.

2. Mr. Grady was appointed Executive Chairman on August 12, 2025.

3. Mr. Katzenelson was appointed President on December 31, 2025.

4. Mr. Molchadsky served as Chief Executive Officer from January 19, 2025 to August 12, 2025, where upon he resigned as Chief Executive Officer upon the retention of Mr. Adi Shemer to serve in such position. Mr. Molchadsky continues to serve on our Board.

5. Mr. Shemer served as Chief Executive Officer from July 1, 2023 through January 19, 2025.

6. Due to cash flow constraints, none of the specified amounts were in fact paid. However, these amounts are being accrued and recorded in the Company’s books and will begin to be paid when the Company has sufficient cash flow.

Consulting Agreements

Yakir Abadi. In connection with his appointment as Chief Executive Officer, on September 30, 2025, the Company entered into a consulting agreement with A.B Global Heights Limited, a company controlled by Mr. Abadi (the “YA Consulting Agreement”) pursuant to which YA is entitled to a monthly fee of $30,000, as of August 12, 2025 (in each case the “Base Fee”) for a three year period. In addition, in the event that the Company decides to terminate the consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to YK a severance payment equal to 36 months Base Fee.

The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

Eldar Grady. In connection with his appointment as Chairman, on September 30, 2025, the Company entered into a consulting agreement with TALNIRI LTD, a company controlled by Mr. Grady (the “EG Consulting Agreement”) pursuant to which EG is entitled to a monthly fee of $30,000, as of August 12, 2025 (in each case the “Base Fee”) for a three year period. In addition, in the event that the Company decides to terminate the consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to EG a severance payment equal to 36 months Base Fee.

The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

Mark Katzenelson. In connection with his appointment as President, on December 31, 2025, the Company entered into a consulting agreement with Mark Katzenelso (the “MK Consulting Agreement”) pursuant to which MK is entitled to a monthly fee of $30,000, as of August 12, 2025 (in each case the “Base Fee”) for a three year period. In addition, in the event that the Company decides to terminate the consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to MK a severance payment equal to 36 months Base Fee.

The Consulting Agreement contains customary non-competition, non-solicitation and confidentiality provisions.

Boris Molchadsky. On July 1, 2021, SleepX, Ltd. and Boris Molchadsky entered into an employment agreement pursuant to which Mr. Molchadsky serves as Chairman of the Board and Chief Executive Officer of SleepX and Chairman of the Board of the Company. Under the agreement with Mr. Molchadsky, he is paid an annual salary of the current New Israeli Shekel equivalent of approximately $144,636, payable on monthly basis. SleepX Ltd is authorized to terminate the employment agreement for any reason subject to payment of five months’ salary. Under the terms of the employment agreement with him, Mr. Molchadsky also receives Manager’s Insurance under Israeli law for his to which SleepX Ltd contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Mr. Molchadsky contributes an additional 6%) of each monthly salary and (b) 7.5 % of his salary (with Mr. Molchadsky contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Molchadsky is also provided with a monthly travel expense New Israeli Shekel equivalent of approximately $98.

In additionMr. Molchadsky is entitled to (i) a success bonus of 1.5% of any capital raise of up to $10,000,000 and (ii) a success bonus of 1.0% of any revenues of the Company up to accumulated revenues of $20,000,000.

Adi Shemer. On July 7, 2023, the Board of Directors of AppYea, Inc. (the “Company”) appointed Adi Shemer as Chief Executive Officer (“CEO”) of the Company, effective immediately. Mr. Shemer was associated with the Company since February 2023 as a consultant. On January 19, 2025, Mr. Shemer and the Company terminated the employment relationship.

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

Mr. Shemer and the Company agreed as of January 19, 2025 to terminate Mr. Shemer’s position as CEO. In January 2026, the Company and Mr.Shemer entered into a settlement and release agreement pursuant to which, Mr. Shamer agreed to fully release and discharge the Company from any and all claims. In connection with the settlement, Mr. Shamer returned to the Company 28,864,132 vested but unexercised stock options previously granted to him. In consideration for the foregoing, the Company paid Mr. Shamer NIS 150,000 (approximately $47,318). Following the execution of agreement, Mr. Shamer holds 3,008,288 shares of the Company’s common stock

Outstanding Equity Awards

There were no outstanding equity awards to any Named Executive Officer that were outstanding as of December 31, 2025.

Compensation of Directors

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2025:

Year Ended December 31, 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)		Non Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Benefits ($)	All Other compensation ($)	Total ($)

Ron Mekler, former director (3)			21,795	(2)				21,795

1.	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise.

2.	In respect of options for 1,000,000 shares of Common Stock.
3.	Mr. Mekler resigned as a director as of August 12, 2025 whereupon he was appointed as the Company Chief Financial Officer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2026 for (a) the executive officers named in the Summary Compensation Table of this proxy statement, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Under the rules of the SEC, a stockholder is deemed to be a beneficial owner of any security of which that stockholder has the right to acquire beneficial ownership in 60 days of April 15, 2026. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 890,742,444 shares of common stock outstanding on April 15, 2026.

		% of class	SERIES A	% of class		% of class
	COMMON	(Common	PREFERRED	(Series A	Series B	(Series B
Name of Beneficial Owner	STOCK	Stock)	STOCK (1)	Preferred)	Preferred(2)	Preferred)
Officers and Directors
Yakir Abadi, CEO & Director	7,000,000	0.82%	-		17,842	25%
Eldar Grady, Chairman	7,000,000	0.82%	-		17,842	25%
Mark Katzenelsonm President & Director		-
Ben Harris, CTO, Director		-
Boris Molchadsky, Former CEO and Director(3)	163,553,935	19.09%	222,664	96.56%
Adi Shemer, Former CEO	3,008,288	0.35%				-
5% shareholders
Plutus Investments LP(5)	99,420,718	11.61%
Techlott Ltd.(4)					35,684	50%
Officers and Directors as a Group (6 persons)	177,553,935	19.93%	222,664	96.56	71,368	100%

(1)	The Series A Preferred Stock were issued in June 2020. The Series A Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 3,000 votes per share and are convertible at a rate of 1,500 shares of common stock to each preferred share.

(2)

On November 26, 2025, the Company filed a certificate of designation (the “B Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of the Series B Preferred Stock. The material terms of the Series B- Preferred Stock are described below. The total number of authorized shares of the Series B Preferred Stock is 100,000 shares. The Series B Preferred Stock is authorized to vote with the Common Stock in all stockholder meetings that the Common Stock may vote and each share has voting power equal to 15,000 votes per share and automatically convert into Common Stock upon an increase in t the Company’s authorized Common Stock at a rate of 50,000 shares of common stock to each Series B Preferred Stock.

(3)	Comprised of 96,004,464 shares held directly by Mr. Molchadsky and 67,549,471 held through Nexense Technologies Inc.

(4)	The Principals of Techlott Ltd. are Mark Katzenelos, our President and Ben Harris, our Chief Technology Officer

(5)	Comprised of (i) 14,989,494 shares and (ii) 84,431,224 shares issuable upon conversion of convertible notes based on the publicly traded stock as of April 15, 2026. The notes are not convertible prior to February 15, 2028.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, since the beginning of our last fiscal year, there have not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.המשפט לא

(i) During 2021, our subsidiary SleepX borrowed from Nexense Technologies USA Inc. an aggregate amount of $47,623. According to the agreement, the loan is to be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan bears interest at an annual rate equal to the minimum rate approved by applicable law.

(ii) During 2020, the Non-controlling interest in Ta-nooma (subsidiary of SleepX), lent to Ta-nooma a long-term loan. As December 31, 2025, the outstanding loan balance amounts to $47,622.

(iii) Investments by Senior Management. On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Elder Grady, the new CEO and Chairman of the Board, invested 234,000 NIS in the Company by the purchase of units comprised if i) shares of the Company’s common stock, and: 2) warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01. The per unit purchase price was $0.005, for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). Each of them received 7,000,000 of Company’s common shares.

(iv) On August 12, 2025 the Company and each of Mr. Abadi and Mr. Grady agreed that each of these individuals will be issued each option to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

a.	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock being at a value of least $500,000 over any consecutive 30-day period;

b.	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock trading at a average daily trading price of at least $0.03 for 15 consecutive trading days; and

c.	options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

On September 30, 2025, the Board approved a modification of the aforementioned arrangements, replacing the prior agreement for the grant of options with the revised terms as described herein. Under the revised terms, the Company entered into subscription agreements with Mr. Abadi and Mr. Grady for an identical number of shares of the Company’s common stock at a purchase price of $0.0001 per share. The revised arrangements retain the same contingent conditions described above. The shares issued under the revised terms represent, in the aggregate, 35% of the Company’s fully diluted share capital. The Subscription Agreement provides that if the three abovementioned milestones are not achieved within five (5) years, then all or part of the Subscription Shares are to be returned to the Company’s treasury.

In addition, under the subscription agreement, each of YA and EG are entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to YA and EG so that their respective percentage ownership shall be maintained following such issuance.

(v) Techlott IP Purchase Agreement. On August 20, 2025 the Company entered into an Intellectual Property Purchase Agreement with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the purchase (the “Techlott Purchase Agreement”) of proprietary blockchain-based decentralized lottery ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery experiences (the “Technology”) and the underlying intellectual property (the “Technology”) for consideration consisting of shares of the Company’s Common Stock. Under the terms of the Techlott Purchase Agreement the Company agreed to purchase the all rights, title and interest to the Techlott Technology (the Techlott IP)  in consideration of the issuance to Techlott of the  Company’s Common Stock representing 35% of the issued and outstanding Company share capital on a fully diluted basis.

In connection with the above transactions, Techlott and Bary Molchadsky, a Company director and the then holder of a majority of the outstanding voting share capital of the Company, entered into a Shareholders Agreement as of such date pursuant to which Techlott is entitled to designate two (2) of the five directors of the Company’s Board of Directors at the closing of the purchase of the Technology under the IP Purchase Agreement. Techlott’s right to designate the Board directors continues so long as it holds at least 20% of the Company’s outstanding capital. Additionally, under the Shareholders Agreement the Techlott designated directors have effective veto rights over certain Company actions, including any changes to the Company’s business, issuance of new equity securities and any mergers and acquisitions. At the closing of the Technology purchase, Mr. Mark Katzenelson, the president of Techlott, will be appointed as President of the Company and Ben Harris, the CTO of Techlott, will be appointed as CTO of the Company. Techlott was also granted under the Shareholders Agreement anti-dilution protection for the Techlott Company Shares for any Company capital raise that the Company may raise up to $10 million. Techlott was granted piggy back registration rights for its Techlott Company Shares.

On December 31, 2025, we completed its acquisition of the Techlott Technology. Pursuant to the terms of the Techlott Purchase Agreement, the aggregate consideration to be paid by the Company (the “Consideration Shares”) of the Company’s Common Stock, representing 35% of the Company’s issued and outstanding capital on a fully diluted basis. However, pending the increase in the number of the authorized shares of the Company’s Common Stock (the “Authorized Common Stock Share Increase”), the Company issued to Techlott 35,684 shares of the newly created Series B preferred stock, par value $0.0001 per share (the “Series B Preferred”), which by their terms automatically convert into the Consideration Shares upon the effectiveness of the Authorized Common Stock Share Increase. Mr. Mark  Katzenelson, the president of Techlott, was appointed as President of the Company and Mr. Ben Harris, the CTO of Techlott, was appointed as CTO of the Company. Each of Mr. Katzenelson and Harris were also appointed to the Company’s board of directors.

In connection with the IP acquisition from Techlott Ltd., Techlott was granted anti-dilution protection for future capital raises of up to $10 million in the aggregate.

(vi) Consulting Arrangements with Senior Management. On September 30, 2025, the Company entered into a consulting agreement with Yakir Abadi (the “YA Consulting Agreement”) and with Eeldar Grady (the “EG Consulting Agreement”). Under the terms of each of the YA Consulting Agreement and the EG Consulting Agreement, each of YA and EG is entitled to a monthly fee of $30,000, retroactive to August 12, 2025 (in each case the “Base Fee”) for a three-year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to YA or EG, as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of YA and EG is entitled to reimbursement.

In conjunction with their appointments as President and Chief Technology Officer, respectively, on December 31, 2025, the Company entered into a consulting agreement with each of Mr. Katzenelson and Harris. Under the terms of each of the consulting agreements, each of Mr. Katzenelson and Harris is entitled to a monthly fee of $30,000, retroactive to August 20, 2025 (in each case the “Base Fee”) for a three-year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to each of them as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of Mr. Katzenelson and Harris is entitled to reimbursement for any amounts expended in the course of their services to the Company.

On November 18, 2025, the Company and Ron Mekler, the Company’s Chief Financial Officer as of August 12, 2025 (“RM”), entered into a consulting agreement (the “RM Consulting Agreement”). Under the terms of RM Consulting Agreement, RM is entitled to a monthly fee of $10,000, retroactive to August 12, 2025 (the “Base Fee”) for a two-year period. In addition, in the event that the Company decides to terminate the RM Consulting Agreement or any reason other than cause (as defined in the agreement), then the Company is to pay to RM, a severance payment equal to the lesser of 6 months Base Fee and the duration of the Term. If the Company elects to not renew the term of the agreement upon its scheduled termination, then RM shall be entitled to three (3) months’ Base Salary. In addition under the RM Consulting agreement, RM is entitled to options for 15 million shares to vest in equal quarterly instalments of 7,500,000 option shares on each of March 31 and June 30, 2026.

(vi) Series B Preferred. On November 26, 2025, the Company filed a certificate of designation (the “Series B Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of the Series B Preferred Stock.. The total number of authorized shares of the Series B-8 Preferred Stock is 100,000 shares.

On December 31 2025, an amendment was filed to the B Certificate of Designation with respect to the number of shares of Common stock into which the Series B Preferred Stock are to mandatorily convert providing that each outstanding share of Series B Preferred Stock will automatically convert into 25,000 shares of Common Stock (the “B Mandatory Conversion”) upon the effectiveness of the Authorized Increase in Shares of Common Stock. On April 13, 2026, an additional amendment was filed to the B Certificate of Designation to correct the number of shares of Common Stock into which each Series B Preferred Share will convert upon the effectiveness of the Authorized Increase in Shares of Common Stock to 50,000 shares instead of 25,000 shares.

Pending the increase in Authorized Increase in Shares of Common Stock, each of Yakir Abady our Chief Executive Officer, Eldar Grady, our Executive Chairman and Techlott Ltd were issued the number of Series B Preferred Shares et forth opposite each person or entity’s name and the corresponding number of Common Stock into which the Series B will convert upon the Authorized Increase in Shares of Common Stock.

Name	Number of Series B Preferred Shares	Number of Common Stock into which such Series Shares convert upon the Authorized Increase in Shares of Common Stock
Yakir Abadi	17,842	892,103,602
Eldar Grady	17,842	892,103,602
Techlott Ltd.	35,684	1,784,207,205

(vii) Anti Dilution Protection. Each of Yakir Abadi, our Chief Executive Officer, Eldar Grady, our Executive Chairman, Ron Mekler, Our Chief Financial Officer and Techlott Ltd. have contractual anti-dilution protection that provide each with broad anti-dilution protection for up to $10 million of value recorded in the Company. With respect to each of Yakir Abadi, Eldar Grady and Techlott, the shareholdings that are subject to such anti-dilution protection are 17.5% of the Company issued capital and in the case of Ron Mekler, 2%. Their anti-dilution protection is not limited to solely additional capital raises but covers all issuances to third parties for any value recorded in the Company’s books such mergers and acquisitions, licensing, etc.

Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that none of our directors qualify as independent directors in accordance with the Nasdaq listing requirements. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Barzily & co. for the audit of the Company’s audited financial statements for the years ended December 31, 2025 and December 31, 2024:

	2025	2024

Audit fees (1)	$74,193	$68,039
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees	-	-
Total:	$74,193	$68,039

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.

(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

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

e.	Exhibits required by Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen of Stock Certificate (1)
4.2	Form of Investor Warrant issued on September 4, 2025 (Incorporated by reference from the current report on Form 8-K filed on September 5, 2025)
4.3	Certificate of Designation of the Series B Preferred Stock (Incorporated by reference from the current report on Form 8-K filed on January 7, 2026)
4.4	Amendment to Designation of the Series B Preferred Stock dated December 31, 2026 (Incorporated by reference from the current report on Form 8-K filed on January 7, 2026)
4.5*	Amendment to Designation of the Series B Preferred Stock dated April 13, 2026
4.6*	Description of Securities
10.1	Agreement dated November 23, 2021betweeh SleepX Ltd. and Pinter Software Systems Ltd. (1)
10.2	Securities Purchase Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.3	Pledge and Security Agreement dated as of November 24, 2021 between Leonite Fund I LP and Appyea, Inc. (1)
10.4+	Employment Agreement dated July 1, 2021 between Boris Molchadsky and SleepX Ltd. (1)
10.5+	Employment Agreement dated July 1, 2021 between Asaf Porat and SleepX Ltd. (1)
10.6	License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd. (1)
10.7	First Amendment dated May 1, 2022 to License Agreement dated March 15, 2020 among SleepX Ltd. BG Negev Technologies and Applications Ltd. and Mor Research Applications Ltd (1)
10.8+	Service Agreement dated June 1, 2022 between AppYea, Inc. and GPIS Ltd. (incorporated by reference to the Registration Statement on Form S-1/A file don July 12, 2022) (1)
10.9+	Employment Agreement dated as of July 1, 2023 between SleepX Ltd. and Adi Shemer (2)
10.10+	Debt Conversion and Settlement Agreement between Bary Molchadsky and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
10.11+	Debt Conversion between Adi Shemer and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
10.12	Debt Conversion and Settlement Agreement between Asaf Porat and Appyea Inc. (Incorporated by reference from the quarterly report on Form 10-Q filed on May 20, 2024)
10.13

Intellectual Property Purchase Agreement dated as of August 20, 2025 by and between AppYea, Inc. and Techlott Ltd. (Incorporated by reference from the current report on Form 8-K filed on August 21, 2025)

10.14

Shareholders Agreement dated as of August 20, 2025 by and between Techlott Ltd. and AppYea Controlling Shareholder (Incorporated by reference from the current report on Form 8-K filed on August 21, 2025)

10.15	Registration Rights Agreement dated as of August 20 2025 by and between AppYea, Inc. and Techlott Ltd. (Incorporated by reference from the current report on Form 8-K filed on August 21, 2025)
10.16	Form of Subscription Agreement dated September 4, 202 5 (Incorporated by reference from the current report t on Form 8-K filed on September 5, 2025)
10.17+	Consulting Agreement dated as of September 30, 2025 among Appyea Inc., A B Global Heights Ltd. and Yakir Abadi (Incorporated by reference from the current report on Form 8-K filed on October 3, 2025)
10.18+	Consulting Agreement dated as of September 30, 2025 among Appyea Inc., A B Global Heights Ltd. and Eldar Grady (Incorporated by reference from the current report on Form 8-K filed on October 3, 2025)
10.19+	Form of Subscription Agreement dated September 30, 2025 (Incorporated by reference from the current report on Form 8-K filed on October 3, 2025)
10.20+	Consulting Agreement dated as of December 31, 2025 between AppYea Inc. and Mark Katzenelson (Incorporated by reference from the current report on Form 8-K filed on January 7, 2026)
10.21+	Consulting Agreement dated as of December 31, 2025 between AppYea Inc. and Ben Harris (Incorporated by reference from the current report on Form 8-K filed on January 7, 2026)
21	List of Subsidiaries (Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2024 filed on April 15, 2025)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+ Management Agreement

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022

(2) Incorporated by reference to the current report on Form 8-K filed on July 7, 2023

(3) Incorporated by reference to the annual report on Form 10-K filed on March 31, 2023

* Attached herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.

Date: April 16, 2026	By:	/s/ Yakir Abadi
Yakir Abadi
Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2026	By:	/s/ Ron Mekler
Ron Mekler
Chief Financial Officer, (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yakir Abadi	Chief Executive Officer (Principal Executive Officer), Director	April 16, 2026
Yakir Abadi

/s/ Eldar Grady	Executive Chairman	April 16, 2026
Eldar Grady	( )

/s/ Ron Mekrel	Chief Financial Officer	April 16, 2026
Ron Mekrel	(Principal Financial and Accounting Officer)

/s/ Mark Katzenelson	President & Director	April 16, 2026
Mark Katzenelson

/s/ Ben Harris	Chief Technology Officer & Director	April 16, 2026
Ben Harris

/s/ Boris Molchadsky	Director	April 16, 2026
Boris Molchadsky

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

F-1

APPYEA INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Appyea Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appyea Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2021

/s/ Barzily & Co., CPAs

BARZILY AND CO., CPA’s

Jerusalem, Israel,

April 16, 2026

APPYEA INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

		December 31,	December 31,
	Note	2025	2024
ASSETS
Current assets
Cash and cash equivalents		408	79
Other accounts receivables	5	113	29
Inventory		50	23
Total current assets		571	131

Non-current assets
Property and equipment, net		5	3
Intangible assets, net	3	21,157	251
Total non-current assets		21,162	254

Total assets		21,733	385

LIABILITIES AND EQUITY
Current liabilities
Trade payables		26	33
Other accounts payable and related party payables	7	685	252
Short-term loans from related party	8	84	79
Derivative liability – Anti-dilution rights	4	7,103
Convertible loans at fair value	9	-	1,302
Total Current liabilities		7897	1,666

Non-current liabilities
Long term convertible loans at fair value	9	901	2,861
Total Long-term liabilities		901	2,861

Total liabilities		8,798	4,527

COMMITMENT AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY
AppYea Inc. Stockholders’ Equity:
Convertible preferred A stock, $0.0001 par value	14		-
Convertible preferred B stock, $0.0001 par value	14
Common stock, $0.0001 par value	14	84	50
Shares to be issued		117	294
Additional Paid in Capital		38,217	5,886
Treasury Stocks		(14)
Accumulated deficit		(25,455)	(10,358)
Total AppYea Inc. stockholders’ equity		12,949	(4,128)
Non-controlling interests		(14)	(14)

Total Stockholders’ Equity		12,935	(4,142)

Total liabilities and equity		21,733	385

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2025	2024
Revenue		8	29
Cost of sales		23	15
Gross (loss) profit		(15)	14

Research and development expenses		240	339
Sales and marketing expenses		116	385
General and administrative expenses	15	16,689	1,114

Operating loss		(17,060)	(1,824)

Change in fair value of convertible loans and warrant liability		2,393	(2,037)
Financial expenses, net		(430)	(171)

Loss before income tax benefit		(15,097)	(4,032)

Income tax benefit	16		-
Net loss		(15,097)	(4,032)

Net loss attributable to AppYea Inc.		(15,097)	(4,032)

Net Loss Per Common Share:

Basic and diluted		(0.026)	(0.009)

Weighted Average Number of Common Shares Basic and Diluted		588,125,315	456,132,388

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands)

	Preferred Stock - Series A	Preferred Stock – Series B	Common Stock		Treasury	Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number*	Number*	Number*	Amount	Stocks	issued	Capital	Deficit	Total	interests	Deficiency
Balance as of January 1, 2025	230,598		521,133,474	50	-	294	5,886	(10,358)	(4,128)	(14)	(4,142)
Issuance of Shares to investors			90,964,911	9		(165)	824		668		668
Share issuance to services providers			5,125,000			(16)	32		16		16
Share based compensation							491		491		491
Exercise of share based compensation to investors			5,000,000	1					1		1
Shares issued upon conversion of options			18,787,879	2		-	122		124		124
Convertible note conversion (note 9)			218,515,270	22		4	843		869		869
Series B issuance for acquisition of intellectual property (note 3)		35,684					18,740		18,740		18,740
Contingent shares issuable to controlling shareholders							11,267		11,267		11,267
Preferred Shares – Series B (note 4)									0
Treasury stocks (note 18)			(2,875,000)		(14)		12		(2)		(2)
Net loss								(15,097)	(15,097)		(15,097)
Balance as of December 31, 2025	230,598	35,684	856,651,534	84	(14)	117	38,217	(25,455)	12,949	(14)	12,935

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands)

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

APPYEA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For the year ended December 31
	2025	2024
Cash flows from operating activities:
Net loss	(15,097)	(4,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	24
Write-off of intangible assets	178	-
Share based compensation	15,749	1,029
Change in fair value of convertible loans and warrant liability and financial expenses, net	(2,393)	2,037
Financial expenses, net	430	171
Changes in operating assets and liabilities:
Other accounts receivables	(9)	13
Inventory	(26)	(10)
Accounts payable	560	8
Accounts payables – related party	(18)	(25)
Net cash used in operating activities	(606)	(785)
Cash flows from investing activities:
Research and development expenses capitalization	-	(80)
Net cash used in investing activities	-	(80)

Cash flows from financing activities:
Proceeds from convertible Note received less issuance expenses	-	-
Proceeds on account of shares to be issued		105
Exercise of shared based compensation		2
Proceeds from issuance of Common Stock	935	612
Net cash provided by financing activities	935	719

Foreign exchange on Cash and cash equivalents	-	3
Change in cash and cash equivalents	329	(143)
Cash and cash equivalents at beginning of year	79	222
Cash and cash equivalents at end of year	408	79

Non-cash investing and financing activities
Derivative liability recognized as debt discount	-	119
Conversion of convertible notes into common stock	869
Issuance of Series B preferred shares and anti-dilution rights in exchange of Techlott’s IP	21,101
Related partied debt conversion to option Common stock	-	338

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -	GENERAL

A.	AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company is in the development stage with no significant revenues. On November 1, 2021 the Company was redomiciled in the State of Nevada.

The Company’s common stock is traded on the OTC Markets, OTCQB tier, under the symbol “APYP”.

B.	Strategic Development

On August 20, 2025 the Company entered into an agreement with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the purchase (the “Techlott Purchase Agreement”) of proprietary blockchain-based decentralized lottery ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery experiences (the “Technology”) and the underlying intellectual property (the “Technology”) for consideration consisting of shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”). For further details, see note 3 (Asset acquisition).

C.	SleepX LTD is a company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company (“SleepX”). SleepX is a research and development company that has developed a proprietary product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents.

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

D.	Going Concern

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of December 31, 2025 and December 31, 2024 the Company had an accumulated deficit of $25,455,000 and $10,358,000, accordingly. In 2025, the Company recognized an intangible asset in the amount of $21,101,317 in connection with the issuance of shares of TechLott Ltd. valued at $18,739,546. As a result of this transaction, the Company recorded an increase in shareholders’ equity at the end of 2025 in the same amount, resulting in a total shareholders’ equity surplus of $12,935,000.

The accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

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

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company operates. The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar denominated transactions and balances have been re-measured to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters” In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date. For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations and are included in the Financial Expenses – net line. The exchange rate of the US Dollar to the Israeli Shekel was 3.19 and 3.647 as of December 31, 2025 and 2024, respectively.

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

Techlott’s Intellectual Propertie is amortized using the straight-line method over its estimated useful economic life, as determined by the Company as a 10 years period.

Capitalized internal-use software costs are included in intangibles assets, net in the consolidated statement of financial position. As of December 31, 2024, the Company didn’t amortize the internal-use software costs because it didn’t reach the necessary stage. During 2025, the Company reassessed the qualifying criteria for capitalizing development costs and, as a result, determined to amortize all costs that had previously been capitalized under this framework.

g.	Derivative Financial Instruments

Management evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based simple derivative financial instruments, the Company uses an option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

The financial instruments include cash, accounts receivable, accounts payable, accrued expenses, loans payable, due to officers and derivative financial instruments. Balances in various cash accounts may at times exceed insured limits. The Company have not experienced any losses in such accounts. Cash and cash equivalents are invested in major banks in Israel and United States. Generally, these deposits may be redeemed upon demand and therefore, management believes there is minimal risk. Other than certain warrant and convertible instruments (derivative financial instruments). The Company believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. Our derivative financial instruments are carried at a measured fair value. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

j.	The Fair Value Measurement Option

The Company have elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC 815, Derivatives and Hedging (“ASC 815”). The Company reports interest expense, including accrued interest, related to this convertible debt under the fair value option, within the change in fair value of convertible notes and derivatives in the accompanying consolidated statement of operations.

k.	Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue Recognition at the amount to which it expects to be entitled when control of the products or services is transferred to its customers.

The Company determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration The Company expects to receive in exchange for transferring goods or providing services. The Company do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when we invoice customers, or receive customer cash payments, in advance of satisfying the related performance obligation(s) under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

The Company have one main revenue stream: wristband sales, with the AppySleep App. For this revenue stream, our performance obligations are satisfied at a point in time, and therefore, revenue is recognized at point in time when a customer takes control of the good or asset created by the service. Factors that may indicate transfer of control are when The Company have the right to receive payment for the good or service, when the legal title of the asset has been transferred, physical possession of the asset has been transferred, the customer obtains the significant risks and rewards of ownership of the asset, and the customer accepts the asset. For customers, control is transferred upon delivery.

The Company leverage drop-ship shipments with our partners and suppliers to deliver wristbands to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. The Company recognize revenue for drop-ship arrangements on a gross basis as the principal in the transaction when the product is received by the customer because we control the product prior to transfer to the customer. We also assume primary responsibility for the fulfillment in the arrangement, we assume inventory risk if something were to happen to the hardware during shipping, we set the price of the product charged to the customer.

The Company intends to recognize record reductions to Products net sales related to future product returns, price protection and other customer incentive programs based on the Company’s expectations and historical experience.

l.	Research and development costs:

Research and development consist of costs incurred in the process of developing product improvements or new products and are expensed to the statement of operations as incurred.

m.	General and administrative expenses:

General and administrative expenses consist of all corporate overhead costs incurred by the Company.

n.	Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”). ASC 718, which requires that the cost resulting from all share-based transactions be recorded in the financial statements over the respective service periods. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Company utilizes the straight-line method allocating the cost over the service period.

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, directors, and non-employees, including Restricted Stock Awards (“RSAs”), Restricted Stock Units (“RSUs”), and performance-based stock units (“PSUs”), based on their estimated grant date fair value.

Measurement and Recognition

Service-Based Awards: For awards with only service-based vesting conditions (time-based vesting), the fair value is determined based on the closing price of the Company’s common stock on the date of grant. The compensation expense is recognized on a straight-line basis over the requisite service period (the vesting period).

Performance-Based Awards: For awards that vest based on the achievement of specific performance targets (e.g., revenue goals, EBITDA, or clinical milestones), compensation expense is recognized only if it is probable that the performance condition will be achieved. The Company evaluates the probability of achievement each reporting period and adjusts the cumulative compensation expense as necessary.

Market-Based Awards: (Optional, use if applicable) For awards with market-based conditions (e.g., stock price targets), the fair value is estimated using a Monte Carlo simulation model on the grant date and is recognized regardless of whether the market condition is ultimately satisfied, provided the service period is completed.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

p.	Basic and Diluted Net Loss per Share:

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and Convertible preferred stock, using the if-converted method: In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the years ending December 31, 2025 and 2024, there were 230,598 shares, of convertible Series A preferred stock, and 35,684 shares, of convertible Series B preferred stock, outstanding and conversion privileges attached to convertible promissory notes payable.

Q.	Business Combinations, Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and applicable SEC reporting requirements under Regulation S-X, Rule 3-05 and Regulation S-K, Items 101 and 303. Transactions qualifying as business combinations are accounted for under the acquisition method, while those classified as asset acquisitions follow the guidance in ASC 805-50. Additionally, the Company evaluates whether a transaction qualifies as a reverse acquisition under ASC 805-40 and applies the appropriate accounting and disclosure requirements.

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).

●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3).

●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

q.	Recent Accounting Pronouncements

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

NOTE 3 -	Asset Acquisition

On August 20, 2025 the Company entered into an agreement with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the purchase (the “Techlott Purchase Agreement”) of proprietary blockchain-based decentralized lottery ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery experiences (the “Technology”) and the underlying intellectual property (the “Technology”) for consideration consisting of shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”).

The agreement with Techlott represents a strategic business pivot for the Company by focusing it on the rapidly growing institutional lottery market, providing a complete, production-ready technology package engineered for enterprise deployments.  The Techlott platform is a decentralized randomness and verification architecture engineered for regulated, outcome-driven markets. The system enables provable fairness, real-time auditability, and independent verification—addressing long-standing transparency limitations in legacy gaming and compliance-sensitive systems.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

Under the terms of the Intellectual Property Purchase Agreement dated as of August 20, 2025 entered into between the Company and Techlott (the “Purchase Agreement”) the Company agreed to purchase all rights, title and interest in the Techlott Technology (the Techlott IP) in consideration of the issuance to Techlott of the Company’s Common Stock representing 35% of the issued and outstanding Company share capital on a fully diluted basis.

In connection with the above transactions, Techlott and Bary Molchadsky, a Company director and the then holder of a majority of the outstanding voting share capital of the Company, entered into a Shareholders Agreement as of such date pursuant to which Techlott is entitled to designate two (2)of the five directors of the Company’s Board of Directors at the closing of the purchase of the Technology under the IP Purchase Agreement. Techlott’s right to designate the Board directors continues so long as it holds at least 20% of the Company’s outstanding capital.

Additionally, under the Shareholders Agreement the Techlott designated directors have effective veto rights over certain Company actions, including any changes to the Company’s business, issuance of new equity securities and any mergers and acquisitions. At the closing of the Technology purchase, Mr. Mark Katzenelson, the president of Techlott, will be appointed as President of the Company and Ben Harris, the CTO of Techlott, will be appointed as CTO of the Company. Techlott was also granted under the Shareholders Agreement anti-dilution protection for the Techlott Company Shares for any Company capital raise that the Company may raise up to $10 million. Techlott was granted piggy back registration rights for its Techlott Company Shares. Such anti-dilution protection shall remain in effect without any time limitations.

Mr. Mark Katzenelson, the president of Techlott, was appointed as President of the Company and Mr. Ben Harris, the CTO of Techlott, was appointed as CTO of the Company. Each of Mr. Katzenelson and Mr. Harris were also appointed to the Company’s board of directors (the “Company Board”).

The intellectual Property purchased by the Company from Techlott was measured by the fair value of the consideration of shares that was granted to Techlott upon closing date. The fair value was calculated as the quoted market price multiplied by the number of shares issued, adjusted for the DLOM to account for the extended restriction period and the absence of immediate marketability.

Shares granted to Techlott upon closing date:

	Quantity		IP Fair Value ($)
Common Appyea Shares	1,784,207,205	(*)	18,739,546
Techlott Shares Anti Dilution			2,361,771

The fair value was classified as level 3 within the fair value hierarchy.

(*)	Closing date of the IP acquisition

On December 31, 2025, AppYea completed its acquisition of the Techlott Technology. Pursuant to the terms of the Purchase Agreement, the aggregate consideration to be paid by the Company (the “Consideration Shares”) of the Company’s Common Stock, representing 35% of the Company’s issued and outstanding capital on a fully diluted basis. However, pending the increase in the number of the authorized shares of the Company’s Common Stock (the “Authorized Common Stock Share Increase”), the Company issued to Techlott 35,684 shares of the newly created preferred stock, par value $0.0001 per share (the “Series B Preferred”), which by their terms automatically convert into the Consideration Shares upon the effectiveness of the Authorized Common Stock Share Increase. For more details see note 4. (Series B Preferred shares issuance).

NOTE 4 -	CHANGE IN CONTROL

In connection with the acquisition of the intangible asset described in Note 3, On August 14, 2025, the Company appointed two additional members to its leadership team. Mr.Yakir Abadi as Chief Executive Officer (CEO), and Mr. Eldar Edmond Grady as Chairman of the Board.

Mr. Boris Molchadsky, the former Chief Executive Officer, resigned from his position and was appointed as a director of the Company.

On August 12, 2025, Mr. Asaf Porat, the former Chief Financial Officer, notified the Company of his resignation, and Mr. Ron Mekler, previously a director of the Company, was appointed as the Company Chief Financial Officer (CFO).

(a)	Share Acquisitions by Newly Appointed Directors – Yakir Abadi and Elder Grady

a.	Initial Investment

(i)	On each of July 24 and July 30, 2025, entities controlled by Mr. Yakir Abadi and Mr. Elder Grady, the new CEO and Chairman of the Board, invested 234,000 NIS in the Company by the purchase of units comprised of i) shares of the Company’s common stock, and: 2) warrants to purchase two (2) additional shares of common stocks exercisable through the second anniversary of the issuance of such options, at a per share exercise price of $0.01. The per unit purchase price was $0.005, for a total purchase price of 234,000 NIS (approximately $69,200 as of the date of this report). Each of them received 7,000,000 of Company’s common shares.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

b.	Acquisition of Control of the Company in Collaboration with Techlott

(i)	Subject to the increase in authorized share capital of the Company, on August 12, 2025 the Company and each of Mr. Abadi and Mr. Grady (the “Share Capital Increase”) agreed that each of these individuals will be each options to purchase 638,961,306 shares of Company common stock, exercisable for a five year period and at the per share price, in each case as set forth below:

a.	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock being at a value of least $500,000 over any consecutive 30-day period;

b.	options for 212,965,804 shares of common stock shall vest and become exercisable upon the aggregate trading volume of the Company’s publicly traded share of common stock trading at an average daily trading price of at least $0.03 for 15 consecutive trading days; and

c.	options for 213,029,698 shares of common stock shall vest and become exercisable upon the Company’s completion of a capital raise of at least $1 million.

(ii)	As of the date of these financial statements, none of the above vesting conditions have been satisfied.

c.	Modification of agreements related to the Acquisition of Control of the Company – Yakir Abadi and Eldar Grady

On September 30, 2025, the Board approved a modification of the aforementioned arrangements, replacing the prior agreement for the grant of options with the revised terms as described herein. Under the revised terms, the Company entered into subscription agreements with Mr. Abadi and Mr. Grady for an identical number of shares of the Company’s common stock at a purchase price of $0.0001 per share. The revised arrangements retain the same contingent conditions described above. The shares issued under the revised terms represent, in the aggregate, 35% of the Company’s fully diluted share capital, consistent with the ownership percentage held by Techlott.

(i)	The Subscription Agreement provides that if the three abovementioned milestones are not achieved within five (5) years, then all or part of the Subscription Shares are to be returned to the Company’s treasury. In addition, under the Subscription Agreement, each of YA and EG are entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to YA and EG so that their respective percentage ownership shall be maintained following such issuance.

(ii)	Such anti-dilution protection is intended to ensure that each of YA and EG maintains ownership of 17.5% of the Company’s fully diluted share capital, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Such anti-dilution protection shall remain in effect without any time limitations.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

(iii)	Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received.

(iv)	This modification to the agreements for the acquisition of control resulted in the recognition of contingent shares, which have been granted but are subject to the achievement of future performance conditions, as described in Note 4(a) above.

d.	Contingent Shares

e.	Recognition and presentation

(i)	The contingent shares are recognized at fair value as of the reporting date and presented as Preferred B stock payable.

(iii)	Upon approval of the increase in the Company’s authorized share capital and the automatic conversion of the Company’s Series B preferred shares into common stock, the amounts recorded as common stock payable will be reclassified to share capital and additional paid-in capital, as applicable.

f.	Valuation

(i)	The fair value of the awards was estimated using valuation techniques appropriate for the specific vesting conditions. The resulting fair value is recognized in the statements of operations.

(ii)	Awards subject to market-based conditions were valued using the Black-Scholes option pricing model, incorporating key inputs such as the Company’s share price, exercise price, expected volatility, expected term, risk-free interest rate and dividend yield.

(iii)	Awards subject to market price conditions were valued using a Monte Carlo simulation model, which incorporates multiple potential future price paths to estimate the probability and timing of achieving the market conditions.

g.	Fair value of contingent shares

(i)	As of the grant date - December 31, 2025, the fair value of the contingent shares was as follows:

	Quantity	Fair Value ($)
Eldar Grady	458,005,989	5,633,474
Yakir Abadi	458,005,989	5,633,474

The fair value was classified as level 3 within the fair value hierarchy.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

(b)	Share acquisitions by Newly Appointed Directors – Mr. Ron Mekler

(i)	On December 29, 2025, the Company and its CFO, Ron Mekler, entered into a subscription agreement for the purchase by RM of 12,500,000 shares at a per unit purchase price of $0.018. RM also received warrant to purchase 12,500,000 shares of common stocks at an exercise price of $0.022. Under the Subscription Agreement, RM is entitled to anti-dilution protection, such that in the event of any issuance by the Company of shares of Common Stock or securities convertible into shares of Common Stock, whether for cash, in exchange for assets, services, or pursuant to debt conversion or otherwise, the Company shall issue additional shares to RM so that his respective percentage ownership shall be maintained following such issuance,

(ii)	Such anti-dilution protection is intended to ensure that RM maintains ownership of 2% of the Company’s fully diluted share capital, provided that such anti-dilution protection shall be afforded for up to $7 million of value received by the Company, whether measured in gross proceeds, value of assets recorded on the Company’s financial statements or otherwise. Any adjustment shall be made at the end of each quarter following the release of the financial statements for the quarter in which the value was received. Such anti-dilution protection shall remain in effect without any time limitations.

(c)	Derivative liability – Anti-dilution rights

(i)	In the above-mentioned equity-based arrangements with the Company’s CEO and Chairman, the Company’s CFO, and the acquisition of intellectual property from Techlott Ltd., the Company granted some anti-dilution protection rights.

(ii)	These rights entitle the holders to receive additional shares of the Company’s common stock upon future capital raises (up to specified thresholds), in order to maintain their relative ownership. As the number of shares to be issued is variable, these rights are not considered indexed to the Company’s own stock. Accordingly, under ASC 815-40, such rights are classified as derivative liabilities.

(iii)	The derivative liabilities are measured at fair value, with changes in fair value recognized in the statement of operations under “change in fair value of derivative liabilities.” The liabilities are presented within current or non-current liabilities in the balance sheet, based on the expected timing of settlement.

(iv)	The anti-dilution protection is triggered upon future equity financings up to $7 million or $10 million (as applicable under each agreement).

(v)	The derivative liabilities were initially recognized and measured as of December 31, 2025. The fair value recognized at initial measurement was recorded partly as an asset acquisition and partly as a loss in the statement of operations for the year ended December 31, 2025. No subsequent remeasurement was recognized during the period.

a.	Valuation methodology

(i)	The fair value of the anti-dilution feature was determined using a scenario-based approach that considers potential future financing outcomes.

(ii)	For each scenario, the Company estimated (i) the value of the shares assuming the anti-dilution protection is in place and (ii) the value assuming no such protection exists. The incremental value attributable to the anti-dilution feature represents the difference between these two outcomes.

(iii)	The expected value across scenarios was probability-weighted and subsequently discounted to present value using an appropriate risk-free rate.

(iv)	Key assumptions include expected future Company valuations, dilution rates in potential capital raises, timing of potential financing events, and the probability assigned to each scenario.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

b.	Anti-dilution liability valuation

(i)	The valuation reflects scenario analysis of potential future financing events. Two representative scenarios were considered: (i) a financing event at a Company valuation of approximately $50 million, assuming a 15% new share issuance, and (ii) a financing event at a Company valuation of approximately $100 million, assuming an 11.1% new share issuance. These scenarios were assigned probabilities of 70% and 30%, respectively.

(ii)	The resulting fair value reflects the probability-weighted outcomes of these scenarios, consistent with the valuation methodology described above. The valuation involves significant unobservable inputs and is classified within Level 3 of the fair value hierarchy.

(iii)	Changes in key assumptions, including expected Company valuation and dilution rates, could result in a material change in the fair value of the derivative liability.

c.	Techlott anti-dilution rights

(i)	In connection with the IP acquisition from Techlott Ltd., Techlott was granted anti-dilution protection for future capital raises of up to $10 million.

As of December 31, 2025, the fair value of the Techlott shares amounted to:

●	$18,740 thousand, and the related anti-dilution derivative liability amounted to $2,362 thousand.

d.	Management -related anti-dilution rights

(i)	In connection with equity arrangements with members of management (including the CEO, Chairman and CFO), the Company granted anti-dilution protection for capital raises of up to $7 million. These anti-dilution features are accounted for as derivative liabilities, separate from the underline share-based compensation arrangements.

As of December 31, 2025, the related anti-dilution derivative liabilities amounted to:

●	Yakir Abadi – $2,081 thousand

●	Eldar Grady – $2,081 thousand

●	Ron Mekler – $578 thousand

(d)	New Directors Benefits

(i)	On September 30, 2025, the Company entered into a consulting agreement with YA (the “YA Consulting Agreement”) and with EG (the “EG Consulting Agreement”). Under the terms of each of the YK Consulting Agreement and the EG Consulting Agreement, each of YA and EG is entitled to a monthly fee of $30,000, retroactive to August 12, 2025 (in each case the “Base Fee”) for a three-year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to YK or EG, as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of YK and EG is entitled to reimbursement for any amounts expended in the course of their services to the Company.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

(ii)	In conjunction with their appointments, on December 31, 2025, the Company entered into a consulting agreement with each of Mr. Katzenelson and Harris. Under the terms of each of the consulting agreements, each of Mr. Katzenelson and Harris is entitled to a monthly fee of $30,000, retroactive to August 20, 2025 (in each case the “Base Fee”) for a three-year period. In addition, in the event that the Company decides to terminate a consulting agreement for any reason other than cause (as defined in each agreement) or there is Change of Control (as defined in each agreement), then the Company is to pay to each of them as the case may be, a severance payment equal to 36 months Base Fee. In addition, each of Mr. Katzenelson and Harris is entitled to reimbursement for any amounts expended in the course of their services to the Company.

Each consulting agreement contains standard confidentiality and non-compete arrangements.

(iii)	On November 18, 2025, the Company and Ron Mekler (“RM”), entered into a consulting agreement (the “RM Consulting Agreement”). Under the terms of RM Consulting Agreement, RM is entitled to a monthly fee of $10,000, retroactive to August 12, 2025 (the “Base Fee”) for a two-year period. In addition, in the event that the Company decides to terminate the RM Consulting Agreement or any reason other than cause (as defined in the agreement), then the Company is to pay to RM, a severance payment equal to the lesser of 6 months Base Fee and the duration of the Term. If the Company elects to not renew the term of the agreement upon its scheduled termination, then RM shall be entitled to three (3) months’ Base Fee. In addition, under the RM Consulting agreement, RM is entitled to options for 15 million shares to vest in equal quarterly installments of 7,500,000 option shares on each of March 31 and June 30, 2026.

(e)	Series B Preferred Stock

(i)	On November 26, 2025, the Company filed a certificate of designation (the “B Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of the Series B Preferred Stock. The material terms of the Series B- Preferred Stock are described below. The total number of authorized shares of the Series B Preferred Stock is 100,000 shares.

(ii)	On December 31 2025, an amendment was filed to the B Certificate of Designation with respect to the number of shares of Common stock into which the Series B Preferred Stock are to mandatorily convert.

a.	Mandatory Conversion

(i)	Each outstanding share of Series B Preferred Stock will automatically convert into 50,000 shares of Common Stock (the “B Mandatory Conversion”) upon the effectiveness of the Authorized Increase in Shares of Common Stock. 35,684 shares were issued to Techlott upon closing date of the IP purchase, on 31 of December 2025, and an additional 35,684 shares of Series B Preferred Stock were reserved for the benefit of Mr. Yakir Abadi and Mr. Eldar Edmond Grady, which shall likewise automatically convert into shares of Common Stock upon the effectiveness of the authorized increase in share capital.

b.	Liquidation Preference

(i)	In the event of any liquidation or dissolution of the Company, the holders of Series B Preferred Stock shall be entitled receive, pro rata with the holders of the Company’s Common Stock, and any other shares of preferred stock of the Company identified as “Designated Preferred Stock,” a per share amount equal to such amount per share as would have been payable had all shares of Series B Preferred Stock been converted to Common Stock pursuant to the B Certificate of Designation (without giving effect to any ownership limitations therein) immediately prior to such liquidation or dissolution of the Company (the “Liquidation Preference”).

c.	Redemption

(i)	The Series B Preferred Stock are not redeemable.

d.	Dividends

(i)	Dividends will be paid on the Series B Preferred Stock on an as-converted basis when, as, and if paid on the Common Stock.

e.	Voting Rights

(i)	Except as required by law, each share of Series B Preferred Stock shall be entitle its holder to vote fifteen thousand shares (15,000) at any meeting of the stockholders or otherwise to participate in any action taken by the Company or the stockholders thereof, or to receive notice of any meeting of stockholders.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 -	OTHER ACCOUNTS RECEIVABLES

	December 31,
	2025	2024
	In U.S. dollars in thousands
Governmental authorities	9	8
Other receivables(*)	104	21
	113	29

(*)	Including $75,000 receivable from a related party, due to share purchase

NOTE 6 -	INTANGIBLE ASSET

A.	For details on the IP purchase from Techlott, see note 3.

B.	On May 12, 2021, SleepX entered into a patent license agreement with Nexense Technologies USA Inc., (“Nexense” or the “Licensor”) a related party, which is controlled by Boris Molchadsky (the company chairman, board member, and control person) pursuant to which SleepX will receive from the Licensor the rights to use all of the Licensor’s owned intellectual property (the “IP”) for any commercial purposes. Management believes that the IP is not currently ready for private or commercial use and therefore, SleepX will be required to research, develop, apply for patents protection and invest in the IP in order to ready it for commercial use. Any change, improvement, inventive addition, progress, results of research or a new product with respect to the intellectual property rights, will all be owned solely by SleepX.

The payment terms for the license agreement are 3% of the gross profit arising from the sale of the products based on the licensed IP and up to an aggregate amount of $2,000,000. As part of the agreement, SleepX has issued to the related party shares equivalent to 40% of SleepX, after dilution.

This IP asset is valued in the financial statements at the cost that Licensor paid to acquire the IP. As of December 31, 2025, the Company has not generated significant revenues and accordingly no royalties were paid.

	December 31,
	2025	2024
	In U.S. dollars
Cost	163,000	$163,000
Accumulated amortization	(102,753)	$(85,298)
	60,247	$77,702

For both years ended December 31, 2025 and 2024 the amortization expenses amounted to $17,455, $23,285, respectively.

As of December 31, 2024, total of $173,446 of R&D software expenses that were used to develop the AppySleep product were capitalized.

In 2025, the Company’s management resolved to discontinue the capitalization of development expenses due to uncertainty regarding the Company’s ability to generate sufficient future revenues. Accordingly, in 2025 the Company recorded a write-off of a development asset in the amount of $174,280.

NOTE 7 -	OTHER ACCOUNTS PAYABLE AND RELATED PARTY PAYABLES

	December 31,
	2025	2024
	In U.S. dollars in thousands
Accrued expenses	70	41
Government institutions	9	28
Credit card	-	3
Consultants and payroll accruals (*)(**)	606	180
	685	252

(*)	See note 4 for consultant agreements with directors.
(**)	As of the balance sheet date, Consulting expenses attributable to the appointed Chief Executive Officer, Chairman, Chief Technology Officer and President have been recorded but not yet paid.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 -	RELATED PARTY BALANCES AND TRANSACTIONS

A.	Short-term loans from related parties

During 2021, SleepX borrowed from Nexense an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in an event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (5.02%).

During 2020, the minority shareholder of Ta-nooma loaned Ta-nooma NIS 115,725 ($36,277). The loan does not carry any interest expense and the repayment terms have yet to be determined.

B.	Balances with related parties

	December 31,
	2025	2024
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	606	61
Related party payables	52	59
Short term loan	84	79

C.	Transactions with related parties

	Year ended December 31,
	2025	2024
	In U.S. dollars in thousands
Expenses:
Consulting fees and related cost (see note 4 - Benefits to new directors)	611	401
Equity-settled share-based compensation (see note 4 – Contingent shares)	11,146
Share based compensation		995
Anti-dilution rights (see note 4 - Anti-dilution rights)	4,517

All of the five board members in the Company do not receive cash compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada. See notes 9 and 10 regarding salaries agreements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 -	CONVERTIBLE LOANS AND WARRANTS

A. The following table summarizes fair value measurements by level as of December 31, 2025 and, 2024 measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars in thousands
None	-	-	-	-

Liabilities
Convertible Loans	-	-	901	901
Derivative liability - Anti dilution rights		-	7,103	7,103

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets	In U.S. dollars in thousands
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	4,163	4,163
Financial liability		-	-	-

B. The Convertible Loans at fair values changes consist of the following as of and December 31, 2025 and 2024:

	Convertible Loans at Fair Value
	December 31, 2025	December 31, 2024
	$000
Opening Balance	4,163	1,203
Additional convertible loans (1)		-

Conversion of convertible loan (2)	(869)	-
Decrease of Notes purchased (Note 12C)		-
Transition from amortized cost to convertible loans measured at fair value (3)		829
Change in fair value of convertible loans liability	(2,393)	2,131
Closing balance	901	4,163

(1)	During the years ended December 31, 2025, and 2024, a total amount of $869,258 and $27,311 respectively, were converted into 263,411,479 and 4,868,291 shares of common stock, respectively. The conversion during 2024 was measured at amortized cost. The conversion during 2025 was executed at a price of $0.0033 per share, in accordance with the applicable purchase agreements with the converting investors.

(2)	The estimated fair values of the Convertible loans were measured at $901,000 according to the Monte Carlo Model using the following assumptions:

	As of December 31,	As of December 31,
	2025	2024
Expected term (in years)	2	0.5-1.25
Expected average (Monte Carlo) volatility	55.38%	77%-132%
Expected dividend yield	-	-
Risk-free interest rate	3.40%	4.18%-4.24%
WACC	26%	28%

Convertible  loans

During the years 2017-2021, the Company entered into convertible loan agreement (“CLA”) contracts with several investors as detailed below.

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

On December 26, 2025, the Company and the holder of the CLA 1which is due to payment in an aggregate amount of $863,840 has agreed to (i) extend the maturity date of such notes by an additional two years to February 15, 2028 and (ii) to refrain from exercising the conversion of terms of such notes until the new extended maturity date. The interest on the balance of such note shall continue to accrue at per annum rate of eight percent (8%). (iii) settle the new conversion price as 65% of the lowest daily Volume Weighted Average Price (‘VWAP’) in the twenty (20) Trading Days prior to the Conversion Date, with a floor of $0.01.

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

On December 26, 2025 all holders of CLA 2, in an aggregate amount of approximately $0.8 million have agreed to convert the outstanding balance of these notes into 263,411,477 shares of the Company’s Common stock (the “Conversion Shares”).

NOTE 10 -	COMMITMENT AND CONTINGENCIES

A)	On March 15, 2020, SleepX entered into license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years, to research, develop, manufacture use, market, distribute, offer for sale and sell the licensed products covered in the license agreement (the “Licensed Products”). The payment terms for the license agreement are as follows:

1.	Annual license fee – annual payments as follows:

Year	US$K
1-4	0
5	10
6	20
7	30
8	40
9-15	50

2.	Running royalties – 3% of all net sales received from the licensed products for a period of up to 15 years from initiation of sales in each state using licensed IP.

3.	Sublicense payments –

a.	25% of sublicense income received prior to attainment of all regulatory approval for marketing and sale of the licensed products in the first jurisdiction where the licensed products is intended to be sold.

b.	15% of sublicense income received after the date recorded in section (a) above, but prior to the first commercial sale of the licensed product.

c.	10% of sublicense income received after the date recorded in section (b) above.

4.	Milestone payment – payment of $60,000 upon the attainment of regulatory approval from applicable authority in USA or Europe to market and sell the licensed products.

5.	Exit Fee Varies according to its kind upon consummation of the Exit event.

In addition to the payment terms mentioned above, SleepX will reimburse the Licensors for all incurred in the filling, prosecution and maintenance of the licensor’s patents prior to the effective date. The amount of such expenses was $74,850 which was paid and are included in the financial statements.

B)	On April 2022, SleepX entered into an additional license agreement with B.G Negev Technologies and Applications Ltd. and Mor Research Application Ltd. (the “Licensors”) pursuant to which SleepX is entitled to receive from the Licensors an exclusive worldwide license with the right to grant sub-licenses and with a term of 15 years (the “additional license agreement”). According to the additional license agreement, the Company will pay annual license fees according to the scheduled payments set forth above.

NOTE 11 -	EMPLOYEE BENEFITS

For details on directors and related parties benefits see note 4.

NOTE 12 -	STOCK BASED COMPENSATION

The table below depicts the number of options granted to consultants and employees:

	twelve months ended December 31, 2025
	Number of options	Weighted average exercise price in USD

Options outstanding on January 1, 2025	75,383,851	$0.0001
Options granted during the period(**)	46,000,000	$0.0001
Options cancelled during the period	-15,681,301	$0.0001
Options purchased from service provider	-5,275,000	$0.0001
Options exercised during the period	-5,000,000	$0.0001
Options outstanding at the end of period	110,483,851	$0.0001
Options exercisable at the end of period (*)	95,257,551

(*)	The aggregate intrinsic value of options outstanding as of December 31, 2025 was approximately $1.19 million, calculated based on the Company’s share price of $0.0123 at that date.

(**)	For the year ended December 31, 2025 and 2024 the company recognized expenses, to such options, in the amount of $491,313 and $1,185,097, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to service providers and officers. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

Option Grants in 2025

During the year ended December 31, 2025, the Company granted stock options as follows:

Grant to Former Chief Executive Officer

In January 2025, the Company granted 1,000,000 stock options to its former Chief Executive Officer, with an exercise price of $0.01 per share and a contractual term of ten (10) years.

These options were repurchased by the Company on December 31, 2025 and are included in “Options purchased from service provider” in the table above.

For further details, see Note 18 – Repurchase of Shares and Options from Service Providers.

1.

Grant to Service Provider

In August 2025, the Company granted 45,000,000 stock options to a service provider, exercisable at an exercise price of $0.0001 per share. The options were fully vested upon grant (no vesting conditions).

This grant is included in “Options granted during the period” in the table above.

For additional information, see the Company’s Current Report on Form 8-K from August 14, 2025.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

Option Activity in 2025

During the year ended December 31, 2025, the Company recorded the following option activity:

Options Cancelled

During the first quarter of 2025, 15,851,301 stock options were cancelled following the termination of employment of the Company’s former Chief Executive Officer, Mr. Adi Shemer.

These cancellations are included in “Options cancelled during the period” in the table above.

1.	Options Repurchased from Service Providers
On December 31, 2025, the Company repurchased 5,275,000 stock options from service providers.
These transactions are included in “Options purchased from service provider” in the table above.
For further details, see Note 18 – Repurchase of Shares and Options from Service Providers.

2.	Options Exercised
During the period, 5,000,000 stock options were exercised by a service provider. These transactions are included in “Options exercised during the period” in the table above.

NOTE 13 -	Segment and Geographic Information

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Revenue	8	29
Cost of sales	23	15
Gross profit (loss)	(15)	14

Research and development expenses	240	339
Sales and marketing expenses	116	385
General and administrative expenses	16,689	1,114

Operating loss	(17,060)	(1,824)

Change in fair value of convertible loans and warrant liability	2,393	(2,037)
Financial income (expenses), net	(430)	(171)

Loss before income tax benefit	(15,097)	(4,032)

Income tax benefit		-
Net loss	(15,097)	(4,032)

Net loss attributable to AppYea Inc.	(15,097)	(4,032)

NOTE 14 -	STOCKHOLDERS’ EQUITY

A.	Convertible Preferred Stock (Series A)

Each convertible preferred A share is convertible into 1,500 shares of common stock and may be voted together with the common shares at a rate of 3,000 shares of common stock.

As of December 31, 2025, and 2024, 230,598 shares of the Company’s convertible preferred stock were issued and outstanding. There are 500,000 convertible preferred shares authorized.

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

Mandatory Conversion

222,664 out of the outstanding share of Series A Preferred Stock will automatically convert into 1,500 shares of Common Stock (the “A Mandatory Conversion”) upon the effectiveness of the Authorized Increase in Shares of Common Stock

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

B.	Series B Preferred Stock

For details on series B of preferred shares, see note 4.

C.	Common Stock

As of December 31, 2025, and 2024, 856,651,534 and 521,133,474 shares of the Company’s common stock were issued and outstanding, respectively. There are 900,000,000 authorized common shares as of December 31, 2025 and 2024.

The holder of the shares of Common Stock are entitled to the following rights:

1.	Right to participate and vote in the Company’s general meetings, whether regular or extraordinary. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

2.	Right to share in distribution of dividends, whether in cash or in the form of bonus shares; the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

3.	Right to a share in the distribution of the Company’s excess assets upon liquidation on a pro rata basis to the par value of the shares held by them.

D.	Contingent shares

For details on Contingent shares, see note 4.

D.	Investment and changes in Notes

(i)	On September 4, 2025, the Company accepted subscriptions for $550,000 from five qualified investors in consideration of the issuance, in the aggregate, of 45,333,333 shares of the Company’s common stock and warrants to purchase an additional 12,750,000 shares of common stock, exercisable for a period not exceeding 12 months and at per share exercise prices between $0.015 and $0.02.

(ii)	On October 8, 2025, the Company accepted subscriptions for $50,000 from a qualified investor in consideration of the issuance, of 2,168,550 shares of the Company’s common stock at a share price of $0.019.

(iii)	On December 29, 2025, the Company accepted subscriptions for $225,000 from it’s CFO in consideration of the issuance, of 12,500,000 shares of the Company’s common stock prices at a share price of $0.019, and warrants to purchase an additional 12,500,000 shares of common stock, exercisable for a period not exceeding 24 months and at per share exercise price of $0.022.

NOTE 15 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31,
	2025	2024
	In U.S. dollars in thousands
Consulting and share-based costs	16,275	384
Professional services	286	596
Vehicle expenses	6	8
Rent and building maintenance	-	3
Others	122	123
	16,689	1,114

NOTE 15 A-	Consulting expenses and related costs

	Year ended December 31,
	2025	2024
	In U.S. dollars in thousands
Consulting expenses	611	384
Anti-dilution related rights costs	4,517	-
Share-based compensation expense (equity-classified), including contingent shares	11,147	-
		-
	16,275	384

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16 -	TAXES ON INCOME

A.	Taxation under Various Laws

The tax rate applicable to SleepX Ltd. and Ta-nooma Ltd. In Israel is 23%.

US Federal tax rate applicable to AppYea Inc. is 21%.

A.	Net operating losses carryforward

As of December 31, 2025, the net operating losses (including research and development expenses incurred) for SleepX amount to $

The Company is evaluating the loss carryforward in AppYea as a result of the reverse merger, and therefore currently values them at $0.

C.	Income taxes on foreign subsidiaries

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

D.	Tax Assessments

The Israeli subsidiary has not received final tax assessment since its incorporation.

E.	Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024
	In U.S. dollars in thousands
Deferred tax assets:
Net operation loss carryforward	569	379

Net deferred tax asset before valuation allowance	569	379
Valuation allowance	(569)	(379)

Net deferred tax asset	-	-

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

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17 -	CONTINGENCIES

On August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our former Chairman and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023. The lawsuit is based on the alleged breach of partnership and loan agreements as well as other related allegations, including violation of agreements reached in a mediation proceeding that took place in 2015. On July 24, 2023, the Defendants (except for Nexsense, Inc.) filed a statement of defense, denying the allegations and argued that the claim should be dismissed, due to the statute of limitations, lack of cause of action, lack of jurisdiction, delay in filing the claim, and respecting SleepX, also due to the lack of legal rivalry between SleepX and the plaintiff.

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

NOTE 18 -	SIGNIFICANT EVENTS DURING AND AFTER THE REPORTING PERIOD

(i) Termination and settlement with former CFO

On August 1, 2025, Mr. Asaf Porat and the Company reached an understanding that Mr. Porat’s position as Chief Financial Officer would terminate. Mr. Porat continued to provide services to the Company through August 31, 2025.

On December 31, 2025, the Company entered into a settlement agreement with Mr. Porat regarding outstanding compensation claims. Pursuant to the agreement, the total liability of the Company was determined to be NIS 168,789 (approximately $50,000), reflecting principal and linkage differentials.

The Company agreed to settle the outstanding balance in monthly installments of NIS 8,000, commencing February 1, 2026, until full repayment.

In addition, Mr. Porat is entitled to request settlement of the outstanding balance through the issuance of 3,864,727 shares of the Company’s common stock at a deemed price of $0.0001 per share, in accordance with a board resolution dated May 14, 2024, subject to customary adjustments in the event of a reverse split.

The issuance of such shares is subject to the filing of a resale registration statement (Form S-8) and applicable corporate approvals.

Mr. Porat has undertaken not to transfer the shares to a broker and not to sell any of his holdings prior to December 31, 2026 (lock-up).

(ii) Capital raise

On January 27, 2026, the Company received $750,000 from four qualified investors in consideration for the issuance, in the aggregate, of 34,090,908 shares of the Company’s common stock.

One of the abovementioned investors, has invested $450,000 and received warrants to purchase 20,454,545 additional shares of common stock, exercisable for a period of three years at an exercise price of $0.026 per share. The investor was granted anti-dilution protection rights.

(iii) Settlement with former CEO

In January 2026, the Company entered into a settlement and release agreement with its former Chief Executive Officer, Mr. Adi Shamer.

Pursuant to the agreement, Mr. Shamer agreed to fully release and discharge the Company from any and all claims. In connection with the settlement, Mr. Shamer returned to the Company 28,864,132 vested but unexercised stock options previously granted to him.

In consideration for the foregoing, the Company paid Mr. Shamer NIS 150,000 (approximately $47,318).

Following the execution of the agreement, Mr. Shamer holds 3,008,288 shares of the Company’s common stock.

(iv) Repurchase of options and shares from service providers

On December 31, 2025, the Company entered into agreements with several service providers who had previously been granted options and shares in respect of past services, to repurchase all such options and shares held by them.

Pursuant to these agreements, 5,275,000 options and 2,875,000 shares were returned to the Company in consideration for a total payment of $32,740.

