Form 10-Q
period 2026-03-31
APPYEA, INC
filed 2026-05-20
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of May 20, 2026, the registrant had 890,742,444 shares of common stock outstanding, par value $0.0001 per share.

APPYEA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

2

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

3

APPYEA INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

APPYEA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31	December 31,
	2026	2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	811	408
Other accounts receivables	48	113
Inventory	50	50
Marketable Securities	5	-
Total current assets	914	571

Non-current assets
Property and equipment, net	5	5
Intangible assets, net	20,622	21,157
Total non-current assets	20,627	21,162

Total assets	21,541	21,733

LIABILITIES AND DEFICIENCY
Current liabilities
Trade payables	24	26
Other accounts payable and related party payables	903	685
Short-term loans from related party	84	84
Derivative liability – Anti-dilution rights (note 4)	7,837	7,103
Convertible loans – At fair value	-	-
Total current liabilities	8,848	7,897

Non-current liabilities
Long term convertible loans at fair value (note 4)	878	901
Total non-current liabilities	878	901

Total liabilities	9,726	8,798

STOCKHOLDERS’ EQUITY
AppYea Inc. Stockholders’ Equity:
Convertible preferred A stock, $0.0001 par value
Convertible preferred B stock, $0.0001 par value
Common stock, $0.0001 par value	87	84
Shares to be issued	117	117
Additional Paid in Capital	38,662	38,217
Treasury Stocks	(14)	(14)
Accumulated deficit	(27,023)	(25,455)
Total AppYea Inc. stockholders’ equity	11,829	12,949
Non-controlling interests	(14)	(14)

Total Stockholders’ Equity	11,815	12,935

Total liabilities and equity	21,541	21,733

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the three months ended March 31,
	2026	2025
	Unaudited	Unaudited

Revenues	-	3
Cost of sales	-	(4)
Gross profit	-	(1)

Research and development	(215)	6
Amortization of intangible assets	(533)	-
Sales and marketing	(23)	(17)
General and administrative	(413)	(111)

Operating loss	(1,184)	(123)

Change in fair value	(386)	(44)

Financial (expenses) income	2	(1)

Loss before income tax benefit	(1,568)	(166)

Income tax benefit		-
Net loss	(1,568)	(166)

Net loss attributable to AppYea Inc.	(1,568)	(166)

Net Loss per Common Share:

Basic and Diluted	(0.0018)	(0.0003)

Weighted Average number of Common Shares Outstanding basic and diluted	873,696,989	527,945,974

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(U.S. dollars in thousands except share data)

	Preferred Stock - Series A	Preferred Stock – Series B	Common Stock		Treasury	Additional Paid in	Shares to be	Accumulated		Non- controlling	Total
	Number	Number	Number	Amount	Stocks	Capital	issued	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2026	230,598	35,684	856,651,534	84	(14)	38,217	117	(25,455)	12,949	(14)	12,935

Share based Compensation						78			78	-	78
Net loss	-	-	-	-	-	-	-	(1,568)	(1,568)	-	(1,568)
Shares issuance to service providers										-
Shares issuance to investors			34,090,910	3	369				372	-	372
Share to be issued to investors
Repurchase of stock options						(2)			(2)	-	(2)

Balance as of March 31, 2026	230,598	35,684	890,742,444	87	(14)	38,662	117	(27,023)	11,829	(14)	11,815

	Preferred Stock		Common Stock		Additional Paid in		Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	Capital		Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2025	230,598	-	521,133,474	50	5,886	294	(10,358)	(4,128)	(14)	(4,142)

Share based Compensation	-	-	-	-	(20)	-	-	(20)	-	(20)
Net loss	-	-	-	-	-	-	(166)	(166)	-	(166)
Shares issuance to service providers	-	-	6,125,000	1	16	(16)	-	1	-	1
Shares issuance to investors	-	-	7,500,000	1	74	(75)	-	-	-	-
Share to be issued to investors						124		124		124
Share to be issued to service providers	-	-		-		10	-	10	-	10

Balance as of March 31, 2025	230,598	-	534,758,474	52	5,956	337	(10,524)	(4,179)	(14)	(4,193)

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The Three Months Ended March 31,
	2026	2025
	Unaudited
Cash flows from operating activities:
Net loss	(1,568)	(166)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	533	6
Share based compensation	76	(10)
Change in fair value of convertible loans and warrant liability	387	44
Financial expenses, net	(2)	5
Changes in operating assets and liabilities:
Other accounts receivable	64	9
Inventory	-	(23)
Accounts payables	237	27
Accounts payables – related party	(24)	6
Net cash used in operating activities	(297)	(103)
Cash flows from investing activities:
Research and development expenses capitalization	-	(1)
Net cash used in investing activities	-	(1)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	-	-
Proceeds from issuance of common stock net of issuance expenses	698	124
Net cash provided by financing activities	698	124

Foreign exchange on Cash and cash equivalents	2	(5)
Change in cash and cash equivalents	403	16
Cash and cash equivalents at beginning of period	408	79
Cash and cash equivalents at end of period	811	95

The accompanying notes are an integral part of the financial statements.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL

A.	AppYea, Inc. (“AppYea”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company has not generated significant revenues from operations. On November 1, 2021 the Company was redomiciled in the State of Nevada.

The Company’s common stock is traded on the OTC Markets, OTCQB tier, under the symbol “APYP”.

B.	Strategic Development

On August 20, 2025 the Company entered into an agreement with Techlott Enterprises Ltd. (“Techlott”), a Cypriot company, for the purchase (the “Techlott Purchase Agreement”) of proprietary blockchain-based decentralized lottery and gaming ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery and gaming experiences (the “Technology”) and the underlying intellectual property for consideration consisting of shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”). For further details, refer to the Company’s Annual Report on Form 10-K for the year ended December 31,2025.

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

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of March 31, 2026 the Company had an accumulated deficit of $27,023,000. In 2025, the Company recognized an intangible asset in the amount of $21,101,317 in connection with the issuance by the Company of shares of common stock to Techlott Enterprises Ltd. as consideration for the asset acquisition, with the equity component valued at $18,739,546. As a result of this transaction, the Company recorded an increase in shareholders’ equity at the end of 2025 in the same amount, resulting in a total shareholders’ equity surplus of $11,815,000.

The accumulated deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its product candidates or may be required to implement cost reduction measures and may be required to delay part of its development programs.

The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The interim financial statements do not include a full disclosure as required in annual financial statements and should be read with the annual financial statements of the Company as of December 31, 2025, from which the accompanying condensed consolidated balance sheet dated December 31, 2025, was derived. The accounting policies implemented in the interim financial statements are consistent with the accounting policies implemented in the annual financial statements as of December 31, 2025, except of the following accounting pronouncement adopted by the Company.

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

During 2021, SleepX borrowed from Nexense Technologies USA. Inc., a Delaware corporation which is majority owned by Boris Molchadsky, the Company’s Chairman. an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (4.9% in 2026).

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of March 31, 2026, the loan balance amounted to NIS 115,725 ($36,564).

B.	Balances with related parties

	March 31, 2026	December 31, 2025
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals	850	606
Related party payables	4	52
Short term loans	84	84

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

C.	Transactions with related parties

	For the three months ended March 31,
	2026	2025
	In U.S. dollars in thousands
Expenses:
Consulting fees, Salaries and related cost	390	13
Share based compensation	78	-

All of the five board members in the Company do not receive cash compensation for their directorship roles. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS AND ANTI-DILUTION LIABILITIES

The following table summarizes fair value measurements by level as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	878	878
Derivative liability - Anti dilution rights	-	-	7,837	7,837

and December 31, 2025	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans (including long term)	-	-	901	901
Derivative liability - Anti dilution rights	-	-	7,103	7,103

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS AND ANTI-DILUTION LIABILITIES (cont.)

(i)	The Convertible Loans changes consist of the following as of March 31, 2026 and December 31, 2025:

	Convertible Loans at Fair Value
	March 31, 2026	December 31, 2025
	$000
Opening Balance, (including short term loans from related party which is also convertible)	901	4,163
Conversion of convertible loan		(869)
Transition from amortized cost to convertible loans measured at fair value
Change in fair value of convertible loans liability	(23)	(2,393)
Closing balance	878	901

APPYEA INC.

NOTES TO THE FINANCIAL STATEMENTS

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of March 31,	As of December 31,
	2026	2025
Expected term (in years)	1.92	2
Expected average (Monte Carlo) volatility	53%	55.38%
Expected dividend yield	-	-
Risk-free interest rate	3.78%	3.40%
WACC	27%	26%

(ii)	The Derivative liability – Anti-dilution rights changes consist of the following as of March 31, 2026 and December 31, 2025:

	Anti-Dilution Liabilities at Fair value
	March 31, 2026	December 31, 2025
	$000
Opening Balance	7,102	-
Recognition of anti-dilution rights granted to new investors (see Note 6 – Capital raise)	329	7,102
Fair value adjustment	406	-
Closing balance	7,837	7,102

NOTE 5 - STOCK BASED COMPENSATION

The table below depicts the number of options granted to employee:

	Three months ended March 31, 2026
	Number of	Weighted average exercise price
	options	in USD

Options outstanding on January 1, 2026	95,257,550	$0.0001
Options granted during the period	15,000,000	$0.0001
Options exercised during the period	-	$0.0001
Options cancelled during the period	(28,864,131)	$0.0001
Options outstanding at the end of period	81,393,419	$0.0001
Options exercisable at the end of period	73,893,419

(*) The aggregate intrinsic value of options outstanding as of March 31, 2026 was approximately $0.76 million, calculated based on the Company’s share price of $0.0104 at that date.

For the three months ended March 31, 2026 and 2025 the company recognized expenses, to such options, in the amount of $78,000 and $(20,000), respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the fiscal years presented, determined in accordance with FASB ASC Topic 718.

NOTE 6 - SIGNIFICANT EVENTS DURING AND AFTER THE PERIOD

(i) Capital raise

On January 27, 2026, the Company received gross proceeds of $750,000 from four qualified investors in consideration for the issuance, in the aggregate, of 34,090,910 shares of the Company’s common stock. Net proceeds received by the Company, after deduction of offering and placement agent fees, amounted to $ 697,500.

One of the abovementioned investors, has invested $450,000 and received warrants to purchase 20,454,545 additional shares of common stock, exercisable for a period of three years at an exercise price of $0.026 per share. The investor was granted anti-dilution protection rights. Pursuant to the terms of the agreement, the investor is entitled to anti-dilution protection rights designed to maintain its ownership interest of approximately 1.4% of the Company on a fully diluted basis in connection with future capital raises of up to $7 million.

Derivative liability – Anti-dilution rights

(i) These rights entitle the holders to receive additional shares of the Company’s common stock upon future capital raises (up to specified thresholds), in order to maintain their relative ownership. As the number of shares to be issued is variable, these rights are not considered indexed to the Company’s own stock. Accordingly, under ASC 815-40, such rights are classified as derivative liabilities.

(ii) The derivative liabilities are measured at fair value, with changes in fair value recognized in the statement of operations under “change in fair value of derivative liabilities.”

The liabilities are presented within current or non-current liabilities in the balance sheet, based on the expected timing of settlement.

(iii) The anti-dilution protection is triggered upon future equity financings up to $7 million.

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

(iii) The expected value across scenarios was probability-weighted and subsequently discounted to present value using an appropriate weighted average cost of capital.

(iv) Key assumptions include expected future Company valuations, dilution rates in potential capital raises, timing of potential financing events, and the probability assigned to each scenario.

b. Anti-dilution liability valuation

(i) The valuation reflects scenario analysis of potential future financing events. Two representative scenarios were considered: (i) a financing event at a Company valuation of approximately $50 million, assuming a 15% new share issuance, and (ii) a financing event at a Company valuation of approximately $100 million, assuming an 10% new share issuance. These scenarios were assigned probabilities of 80% and 20%, respectively.

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

(ii) Settlement with former CEO

In January 2026, the Company entered into a settlement and release agreement with its former Chief Executive Officer, Mr. Adi Shamer.

Pursuant to the agreement, Mr. Shamer agreed to fully release and discharge the Company from any and all claims. In connection with the settlement, Mr. Shamer returned to the Company 28,864,131 vested but unexercised stock options previously granted to him.

In consideration for the foregoing, the Company paid Mr. Shamer NIS 150,000 (approximately $47,318).

Following the execution of the agreement, Mr. Shamer holds 3,008,288 shares of the Company’s common stock.

(iii) In connection with the consulting agreement entered into with the Company’s Chief Financial Officer (“CFO”), the Company agreed to grant an aggregate of 15,000,000 stock options, vesting in two equal tranches: the first tranche vested on March 31, 2026, and the second tranche shall vest on June 30, 2026. The aggregate grant date fair value of the options was approximately $156,000.

(iv) Subsequent to the end of the reporting period, the Company commenced deployment of its technology with its first customer, a local lottery operator in The Gambia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements regarding our strategy, market opportunity, planned geographic and vertical expansion, future commercial deployments, capital requirements, regulatory matters, and prospective listing. Words such as “may,” “will,” “expect,” “intend,” “plan,” “believe,” “anticipate,” “estimate,” “potential,” and similar expressions identify forward-looking statements.

Forward-looking statements rest on management’s current expectations and are subject to substantial risks, uncertainties, and changes in circumstances that are outside the Company’s control. Actual results may differ materially. Important factors are described under the heading “Risk Factors” in our 2025 10-K, as updated by our subsequent filings with the SEC. Except as required by law, we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date of this report. The terms “we,” “us,” “our,” “AppYea,” and the “Company” refer to AppYea, Inc. and its consolidated subsidiaries unless context otherwise requires.

Overview

We are a Nevada corporation whose common stock is quoted on the OTC Markets, OTCQB tier, under the symbol “APYP.” We currently operate in two areas: (i) the development and commercial deployment of a blockchain-based technology platform supporting licensed lottery, draw-based gaming, and casino-style gaming operators, which is our principal area of focus following our acquisition of the Techlott IP on December 31, 2025; and (ii) legacy digital health products developed by our wholly-owned subsidiary SleepX for sleep apnea and snoring monitoring, with respect to which we continue to evaluate strategic options.

Our blockchain-based technology is designed to support core lottery operational processes — including ticket registration, draw execution, and prize distribution — through smart-contract logic, verifiable randomness, and audit-trail capabilities intended to support regulatory and operator-side compliance. As of the date of this report, our commercial operations consist of one active customer deployment, located in The Gambia. All of our material commercial revenue from the platform during the three months ended March 31, 2026 was derived from this single customer. While our existing commercial deployment is in the lottery vertical, the Platform’s underlying components, including smart-contract execution, verifiable randomness, and modular backend services, are configurable to support a broader range of regulated gaming applications, including casino-style table games and instant-win products, when offered by licensed gaming operators in jurisdictions where such activities are permitted. Casino and other gaming operations are typically subject to distinct licensing regimes and regulatory requirements that differ materially from those applicable to lottery operations, and operators offering such products would generally be required to hold the relevant gaming licenses and to comply with the regulatory requirements applicable in their respective jurisdictions.

While we intend to focus on the development and expansion of our lottery and gaming business, we continue to explore options with respect to our legacy digital health business.

Industry Background

The global lottery industry is large and well-established.

We believe the following industry trends are favorable to our business, although there can be no assurance that any of these trends will continue or that, if they do continue, we will be positioned to benefit from them:

--	Digital channel growth. A growing share of lottery purchases is conducted through digital channels rather than traditional retail terminals, particularly in jurisdictions with established mobile payment infrastructure.
--	Mobile payment adoption in emerging markets. The expansion of mobile-money and digital payment infrastructure in certain emerging markets, including parts of Africa and Asia, has reduced traditional barriers to participation in regulated lottery games.
--	Regulatory focus on verifiable fairness. Lottery and gaming regulators in a number of jurisdictions have signaled increasing interest in technical mechanisms by which the fairness, integrity and auditability of lottery operations can be independently verified, rather than relying solely on regulator inspection of operator-controlled systems.

We believe these trends create demand for technology platforms that can support digital and mobile lottery and gaming participation while providing operators and regulators with mechanisms to independently verify fairness and integrity. The Platform is designed to address this demand. The extent to which we are able to capitalize on these trends, however, is subject to a range of factors outside our control, including regulatory developments, the pace of technology adoption among lottery and gaming operators, and competition from established and emerging providers.

Our Platform

We have developed and commercially deployed technology platform designed to support lottery and gaming operations through a combination of smart contract infrastructure, verifiable randomness, and modular backend systems. The Platform is intended to support transparency, operational efficiency, and auditability for lottery and gaming operators and regulators. The Platform is designed to be deployed alongside, or as a replacement for, an operator’s existing legacy systems, depending on operator requirements; we do not represent that the Platform alone ensures operational efficiency or regulatory compliance, both of which depend on the operator’s broader system architecture, business processes, and regulatory environment.

As of the date of this report, our commercial operations are in an early stage, with one active customer deployment in The Gambia, Africa. All of our lottery and gaming revenue to date has been derived from this single customer. Our future growth depends on, among other things, securing additional customers, expanding into new markets, and continuing to develop the Platform.

Platform Architecture

The Platform combines on-chain components (smart contracts deployed on a public blockchain) with off-chain components (backend services, operator-facing administrative tools, and integration interfaces). The Platform is designed to support high-throughput environments and may be deployed across multiple jurisdictions, subject in each case to applicable regulatory requirements and operator-specific configuration.

At its core, the system utilizes blockchain-based smart contracts to automate certain operational processes, including ticket registration, draw execution, and prize distribution. These processes are designed to reduce reliance on manual intervention and improve consistency and traceability across lottery and gaming operations, although they remain subject to the limitations of the underlying blockchain network and the integrity of the smart-contract code, including the risk of undiscovered vulnerabilities.

The Platform integrates frontend interfaces, backend services, and blockchain components to deliver a unified system that can be adapted to various operator requirements and regulatory environments.

A central component of the Platform is its use of third-party verifiable randomness services for draw execution. The system integrates the Chainlink Verifiable Random Function (“Chainlink VRF”) service to generate cryptographically verifiable random outcomes. We consume Chainlink VRF on a per-request basis using the LINK token; we do not have a written commercial agreement with Chainlink Labs governing access to the service. This approach is intended to:

--	Reduce the risk of manipulation in the draw process.
--	Provide a cryptographic record that outcomes are generated in accordance with predefined rules.
--	Support regulatory and audit requirements related to fairness and integrity.

We are also developing additional mechanisms to further bind draw outcomes to predefined rule sets and improve traceability and auditability of each draw event. We rely on the continued availability of Chainlink VRF on terms acceptable to us; the unavailability or material modification of the Chainlink VRF service could require us to migrate to an alternative randomness service, which could be costly and disruptive.

Platform Capabilities

The Platform is designed as a modular system that supports a range of operational capabilities for lottery and gaming operators, including:

Lottery Management. End-to-end management of lottery lifecycle processes, including ticket sales, draw execution, and prize distribution, with system events recorded and traceable.

Operator Tools and Back Office. Administrative interfaces that provide near-real-time visibility into system activity, including transaction tracking, reporting, and operational controls. These tools are intended to support compliance, auditing, and operational oversight.

Affiliate and Promotional Systems. Integrated tools for campaign management, affiliate tracking, and promotional logic, enabling operators to manage user acquisition and engagement strategies, subject in each case to applicable regulatory restrictions on lottery and gaming marketing in the operator’s jurisdiction.

Player Engagement Features. Optional engagement features, such as promotional campaigns and reward-based mechanisms, designed to support user retention and activity. Where required, these features are configurable to incorporate operator-specific responsible-gaming and self-exclusion controls; however, ultimate responsibility for compliance with responsible-gaming requirements rests with the operator.

Technology Roadmap

Our technology development roadmap includes:

--	Expansion to additional blockchain networks to support scalability and flexibility.
--	Enhancement of API-based services for third-party operators.
--	Continued development of operator tools and user interfaces.
--	Integration of additional payment methods and regional capabilities.
--	Ongoing improvements to security, monitoring, and system performance.

These initiatives are intended to support our long-term strategy of providing a scalable and compliant technology platform for the global lottery and gaming industry. There can be no assurance that we will be able to execute on this roadmap on the timeline anticipated, or at all, particularly in light of our current capital position.

Our Products and Services

We provide technology products and services designed to support licensed lottery and gaming operators. We do not, and do not intend to, hold lottery, gaming or wagering licenses in our own name; we operate as a business-to-business technology supplier to licensed operators.

Platform Access and Deployment. We provide operators with access to the Platform, including system setup, configuration, and deployment tailored to the operator’s requirements and regulatory environment.

Customization and Development. We offer development services to adapt the Platform to specific customer needs, including custom game configurations, integration with local payment systems, adaptation to regulatory requirements, and development of additional features unique to each operator.

Ongoing Support and Maintenance. We provide continuous technical support and system maintenance services, including Platform monitoring, issue resolution, system updates and improvements, and operational support for live environments.

Additional Platform Capabilities. The Platform includes modules for lottery lifecycle management, administrative and reporting tools, affiliate and promotional systems, and user engagement features. These capabilities may be configured differently depending on the customer’s requirements.

Key Financial Terms and Metrics

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

Our research and development costs are comprised of:

● internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

● fees paid to external parties who provide us with contract services, such as software development, blockchain integration, smart contract auditing, security testing, and other technology-related services.

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

Financial Expenses

Financial expenses consist primarily of the impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank’s fees and interest on long term loans. Financial income derives mainly from change in derivative value of convertible loans.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

(U.S. dollars in thousands)	Three Months Ended March 31,
	2026	2025
Revenue	-	3
Cost of sales	-	(4)
Gross profit (loss)	-	(1)
Operating expenses:
Research and development	215	(6)
Amortization of intangible assets	533
Sales and marketing	23	17
General and administrative	413	111
Operating loss	(1,184)	(123)
Change in fair value	(386)	(44)
Financial income (expenses), net	2	(1)
Net loss	(1,568)	(166)

The three months ended March 31, 2026 represent the first full quarter following the Company’s strategic pivot to blockchain-based lottery technology and the consummation of the Techlott IP acquisition on December 31, 2025. The three months ended March 31, 2025 reflect the Company’s operations as a digital health company under prior senior management, prior to the engagement of the current Chief Executive Officer (Yakir Abadi), Executive Chairman (Eldar Edmond Grady), and Chief Financial Officer (Ron Mekler) in August 2025, and prior to the engagement of the current President (Mark Katzenelson) and Chief Technology Officer (Ben Harris) in December 2025. Period-over-period comparability is therefore materially limited.

Revenue.

The Company did not generate any revenue for the three months ended March 31, 2026, compared to $3,000 for the three months ended March 31, 2025. Prior-period revenue was attributable to legacy sales of the SleepX AppySleep biofeedback wristband and related products.

Cost of Sales.

The Company did not incur cost of sales for the three months ended March 31, 2026, compared to $4,000 for the three months ended March 31, 2025. The change reflects the shift in revenue mix from physical product sales (SleepX) to platform-based services (Techlott IP).

Research and Development Expenses.

Research and development expenses for the three months ended March 31, 2026 were approximately $215,000, compared to a net credit of $(6,000) for the three months ended March 31, 2025. Research and Development expenses for the period primarily consisted of approximately $63,000 of development costs associated with the continued enhancement and deployment of the acquired lottery platform, as well as $135,000 of allocated compensation expenses relating to the Company’s CTO (Ben Harris) and certain members of management that were previously attributed to research and development activities. Mr. Harris was appointed on December 31, 2025 and is entitled to monthly compensation of $30,000. The prior-period net credit reflected the reversal of previously recognized share-based compensation expense in connection with the forfeiture of stock options held by the Company’s former Chief Executive Officer, in January 2025; cash research and development expenses in the prior period were significantly lower than in the current period as a result of reduced engineering staffing during the strategic transition.

Amortization of Acquired Intangible Assets.

Amortization expenses for the three months ended March 31, 2026 were approximately $533,000, compared to nil for the three months ended March 31, 2025. Approximately $528,000 of the amortization expenses relates to the intellectual property acquired from Techlott on December 31, 2025, with the remaining amount attributable to the amortization of legacy SleepX patent assets.

Sales and Marketing Expenses.

Sales and marketing expenses for the three months ended March 31, 2026 were approximately $23,000, compared to $17,000 for the three months ended March 31, 2025.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2026 were approximately $413,000, compared to $111,000 for the three months ended March 31, 2025. The increase reflects, among other items, the following developments that occurred after March 31, 2025 and are present for the first full quarterly period in the three months ended March 31, 2026: (i) consulting fees payable to the senior management team appointed in August 2025 (Mr. Abadi, Mr. Grady, and Mr. Mekler) and December 2025 (Mr. Katzenelson), aggregating approximately $255,000 of base monthly fees for the period (calculated as base monthly fees of $30,000 per month for each of Mr. Abadi, Mr. Grady, Mr. Katzenelson, and $10,000 per month for Mr. Mekler, for the three months ended March 31, 2026); (ii) share-based compensation expense relating to options granted to officers and consultants (including $78,000 of expense related to the vesting of 7,500,000 options held by Mr. Mekler on March 31, 2026), as compared to a net credit to share-based compensation in the prior period; and (iii) professional fees relating to the Company’s public reporting program, the Techlott IP acquisition, and ongoing legal matters. None of the professional fees to our management team have in fact been paid due to cash flow constraints but such amounts are being accrued, except for a monthly fee of $7,000 (of the $10,000) being paid to the Company’s CFO.

Change in Fair Value of Convertible Loans and Derivative Liabilities.

The change in fair value of convertible loans and derivative liabilities for the three months ended March 31, 2026 was expense of approximately $386,000, compared to expense of $(44,000) for the three months ended March 31, 2025. The current-period amount reflects the remeasurement of (i) the Plutus Note carried at fair value pursuant to the fair value option under ASC 815 and (ii) the anti-dilution derivative liabilities recognized in December 2025 in connection with the Techlott IP acquisition and the contractual anti-dilution rights of senior management. The prior-period amount reflected the remeasurement of convertible loan instruments outstanding during that period, none of which remain outstanding as of March 31, 2026 (other than the Plutus Note).

Financial Income (Expenses), Net.

Financial income (expenses), net for the three months ended March 31, 2026 was income of approximately $2,000, compared to expense of $1,000 for the three months ended March 31, 2025. Financial income for the period was primarily attributable to interest earned on U.S. dollar-denominated deposits. Financial expenses primarily reflect interest accrual on outstanding debt obligations and the effect of remeasurement of monetary balances denominated in non-U.S. dollar currencies (principally the New Israeli Shekel).

Net Loss.

Net loss for the three months ended March 31, 2026 was approximately $(1,568,000), compared to net loss of $(166,000) for the three months ended March 31, 2025. The increase in net loss primarily reflects the items described above, in particular the post-acquisition amortization of the Techlott IP and the consulting fees payable to the senior management team appointed during the second half of 2025.

Liquidity and Capital Resources

We have funded our operations to date through a combination of equity issuances and convertible debt financings. As of March 31, 2026, we had cash and cash equivalents of approximately $811,000 and total liabilities of approximately $9,726,000, of which approximately $8,848,000 were current. As of December 31, 2025, we had cash and cash equivalents of $408,000.

Cash and cash equivalents available to the Company increased substantially during the year ended December 31, 2025 (from $79,000 at December 31, 2024 to $408,000 at December 31, 2025) in connection with the strategic pivot and related capital raising activities described in the 2025 10-K. The Company’s reported operating cash usage for the three months ended March 31, 2026 reflects materially higher fixed operating costs than for the corresponding 2025 period, attributable principally to the consulting arrangements with the senior management team that took effect in August 2025 and December 2025.

January 2026 Capital Raise.

On January 27, 2026, we received aggregate proceeds of $750,000 from four qualified investors, in exchange for the issuance of 34,090,910 shares of common stock and warrants to purchase up to 20,454,545 additional shares of common stock at an exercise price of $0.026 per share, exercisable for a three-year period. The proceeds are being used for general corporate purposes, including the continued development of our blockchain-based technology platform.

Cash Flows.

The following table summarizes our cash flows for the periods presented:

(U.S. dollars in thousands)	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	(297)	(103)
Net cash used in investing activities	-	(1)
Net cash provided by financing activities	698	124
Effect of exchange rate changes on cash	2	(5)
Net change in cash and cash equivalents	403	16
Cash and cash equivalents, beginning of period	408	79
Cash and cash equivalents, end of period	811	95

We expect to continue to incur substantial expenses in connection with the development of our blockchain-based technology platform, the addition of new customers, geographic expansion, and our public-reporting compliance program. Based on management’s current projections, we believe that our existing cash resources, taken together with the proceeds from the January 27, 2026 capital raise, will be sufficient to fund our operations through December 2026. We will require additional capital to fund our operations beyond such date and to execute our long-term strategic objectives. There is no assurance that we will be able to obtain additional capital on commercially reasonable terms, or at all. If we are unable to raise additional capital, we may be required to delay, scale back, or eliminate planned activities, which would have a material adverse effect on the Company.

Going Concern

For the three months ended March 31, 2026, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have an accumulated deficit of $27,023,000 and a working capital deficit of $7,934,000 on March 31, 2026, as well as negative operating cash flows. Included in this amount is a non-monetary liability of approximately $7,837,000 related to anti-dilution obligations reflecting the future potential issuance of shares to investors and controlling shareholders in connection with future equity issuances. Excluding this non-monetary component, the Company’s working capital deficit would have been approximately $97,000.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2025 contained an explanatory paragraph stating that the Company’s recurring losses and limited operations raise substantial doubt about its ability to continue as a going concern; the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have not been audited or reviewed by our independent registered public accounting firm. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Anti-Dilution Rights.

As described in Note 4 to the unaudited condensed consolidated financial statements and in the 2025 10-K, certain of the Company’s officers and Techlott hold contractual anti-dilution rights covering specified ownership percentages and aggregate values. Future issuances of common stock or convertible securities may trigger the issuance of additional shares to these holders, resulting in further dilution to the holders of common stock. The fair value of the related derivative liabilities, and changes in fair value, are reflected in our condensed consolidated balance sheet and condensed consolidated statement of operations, respectively.

Critical Accounting Estimates

Our critical accounting estimates are described in the 2025 10-K. Critical estimates affecting the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 include, in particular, (i) the fair value of the Plutus Note (Level 3 inputs); (ii) the fair value of derivative liabilities relating to anti-dilution rights (Level 3 inputs); (iii) the recoverability and useful life of the Techlott IP intangible asset; and (iv) the going-concern assessment. Changes in the assumptions or unobservable inputs underlying these estimates could have a material effect on our reported results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 9A of the 2025 10-K, our management identified a material weakness in our internal control over financial reporting relating to segregation of duties. Our management is composed of a small number of professionals, resulting in limitations on segregation of duties such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting. The material weakness was first identified during the year ended December 31, 2025 and has not been remediated as of March 31, 2026.

Plan for Remediation

We continue to evaluate measures designed to remediate the material weakness, including the engagement of third-party accounting and reporting consultants to provide additional review of significant transactions and complex accounting matters. We expect to remain materially dependent on third-party service providers in this regard for the foreseeable future. We will not consider the material weakness remediated until the applicable controls have operated for a sufficient period of time and our management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that any system of disclosure controls and procedures, or internal control over financial reporting, however well designed and operated, can provide only reasonable, not absolute, assurance of achieving its objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our material legal proceedings, see Item 3 of our 2025 Annual Report on Form 10-K, which information is incorporated herein by reference. There have been no material developments in those proceedings during the three months ended March 31, 2026.

Aside from the matter described in Item 3 of our 2025 10-K, from time to time we may become involved in various legal proceedings that arise in the ordinary course of business. Although the outcomes of legal proceedings cannot be predicted with certainty, we are not currently aware of any other legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. There have been no material changes to the risk factors disclosed under Item 1A of the 2025 10-K. Investors should carefully consider those risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q and our other reports filed with the SEC, before purchasing or otherwise acquiring shares of our common stock. The risks and uncertainties described in those filings are not the only ones we face. Additional risks and uncertainties not currently known to us, or that we currently consider immaterial, may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022)
3.2	Bylaws of the Company (Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPYEA, INC.

By:	/s/ Yakir Abadi
Yakir Abadi
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2026

By:	/s/ Ron Mekler
Ron Mekler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 20, 2026

