Form 10-Q
period 2026-06-30
Techlott Inc.
filed 2026-08-14
CIK 1568969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55403

TECHLOTT INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1496846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 Balfour Street, Jerusalem, Israel	9210207
(Address of principal executive offices)	(Zip Code)

(800) 674-3561

(Registrant’s telephone number, including area code)

AppYea Inc.

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

As of August 14, 2026, there were outstanding 890,742,444 shares of the registrant’s common stock, par value $0.0001 per share.

TECHLOTT INC.

Form 10-Q

June 30, 2026

TECHLOTT INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30	December 31,
	2026	2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	495	408
Other accounts receivables	46	113
Inventory	50	50
Marketable Securities	5	-
Total current assets	596	571

Non-current assets
Property and equipment, net	5	5
Intangible assets, net	20,089	21,157
Total non-current assets	20,094	21,162

Total assets	20,690	21,733

LIABILITIES AND EQUITY
Current liabilities
Trade payables	60	26
Other accounts payable and related party payables	1,249	685
Short-term loans from related party	86	84
Derivative liability – Anti-dilution rights	8,320	7,103
Total current liabilities	9,715	7,897

Non-current liabilities
Long term convertible loans at fair value	948	901
Total non-current liabilities	948	901

Total liabilities	10,663	8,798

EQUITY
Convertible preferred A stock, $0.0001 par value	-	-
Convertible preferred B stock, $0.0001 par value	-	-
Common stock, $0.0001 par value	87	84
Shares to be issued	117	117
Additional Paid in Capital	38,743	38,217
Treasury Stock	(14)	(14)
Accumulated deficit	(28,892)	(25,455)
Total Techlott Inc. stockholders’ equity	10,041	12,949
Non-controlling interests	(14)	(14)

Total Stockholders’ Equity	10,027	12,935

Total Liabilities and Equity	20,690	21,733

The accompanying notes are an integral part of the financial statements.

TECHLOTT INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands)

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited

Revenues	-	1	-	4
Cost of sales	-	4	-	8
Gross profit (loss)	-	(3)	-	(4)

Research and development expenses	225	221	434	215
Amortization of intangible assets	534	-	1,067	-
Sales and marketing expenses	52	32	75	49
General and administrative expenses	496	97	915	208

Operating loss	(1,307)	(353)	(2,491)	(476)

Change in fair value of convertible loans and warrant liability	(556)	358	(942)	314
Financial expenses, net	(6)	(11)	(4)	(10)

Net profit (loss)	(1,869)	(6)	(3,437)	(172)

Net profit (loss) attributable to Techlott Inc.	(1,869)	(6)	(3,437)	(172)

Profit (loss) per Common Share
Basic and Diluted	(0.0021)	(0.00001)	(0.0039)	(0.0003)
Weighted Average number of Common Shares Outstanding basic and diluted	890,742,444	534,758,474	885,060,625	531,352,224

The accompanying notes are an integral part of the financial statements.

TECHLOTT INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands except share data)

	Preferred Stock - Series A	Preferred Stock – Series B	Common Stock		Treasury	Additional Paid in	Shares to be	Accumulated		Non- controlling	Total
	Number	Number	Number	Amount	Stocks	Capital	issued	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2026	230,598	35,684	856,651,534	84	(14)	38,217	117	(25,455)	12,949	(14)	12,935

Share based Compensation						159			159	-	159
Net loss	-	-	-	-	-	-	-	(3,437)	(3,437)	-	(3,437)
Shares issuance to service providers										-
Shares issuance to investors			34,090,910	3		369			372	-	372
Shares to be issued to investors
Repurchase of stock options						(2)			(2)	-	(2)

Balance as of June 30, 2026	230,598	35,684	890,742,444	87	(14)	38,743	117	(28,892)	10,041	(14)	10,027

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Equity
	Unaudited
Balance as of January 1, 2025	230,598	-	521,133,474	50	294	5,886	(10,358)	(4,128)	(14)	(4,142)
Issuance of Shares to service providers	-	-	6,125,000	1	(16)	16	-	1	-	1
Issuance of Shares to investors	-	-	7,500,000	1	(75)	74	-	-	-	-
Shares to be issued to service providers	-	-		-	24	-	-	24	-	24
Shares to be issued to investors	-	-		-	124	-	-	123	-	123
Share based compensation	-	-		-	-	6	-	6	-	6
Net loss	-	-			-	-	(172)	(172)	-	(172)
Balance as of June 30, 2025	230,598	-	534,758,474	52	350	5,982	(10,530)	(4,146)	(14)	(4,160)

TECHLOTT INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands except share data)

	Preferred Stock - Series A	Preferred Stock – Series B	Common Stock		Treasury	Additional Paid in	Shares to be	Accumulated		Non- controlling	Total
	Number	Number	Number	Amount	Stocks	Capital	issued	Deficit	Total	interests	Equity
	Unaudited
Balance as of April 1, 2026	230,598	35,684	890,742,444	87	(14)	38,662	117	(27,023)	11,829	(14)	11,815

Share based Compensation						81			81	-	81
Net loss	-	-	-	-	-	-	-	(1,869)	(1,869)	-	(1,869)

Balance as of June 30, 2026	230,598	35,684	890,742,444	87	(14)	38,743	117	(28,892)	10,041	(14)	10,027

	Preferred Stock		Common Stock		Shares to be	Additional Paid in	Accumulated		Non-controlling	Total
	Number	Amount	Number	Amount	issued	Capital	Deficit	Total	interests	Equity
	Unaudited
Balance as of April 1, 2025	230,598	-	534,758,474	52	337	5,956	(10,524)	(4,179)	(14)	(4,193)

Shares to be issued to service providers	-	-	-	-	13	-	-	13	-	13
Share based compensation	-	-	-	-	-	26	-	26	-	26
Net loss	-	-	-	-	-	-	(6)	(6)	-	(6)

Balance as of June 30, 2025	230,598	-	534,758,474	52	350	5,982	(10,530)	(4,146)	(14)	(4,160)

TECHLOTT INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	For The six Months Ended
	June 30,
	2026	2025
	Unaudited
Cash flows from operating activities:
Net loss	(3,437)	(172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	12
Write-off of intangible assets	-	174
Share based compensation	159	6
Change in fair value of convertible loans and warrant liability and financial expenses, net	947	(314)
Financial expenses, net	4	10
Changes in operating assets and liabilities:
Other accounts receivables	65	8
Inventory	-	(32)
Accounts payable	626	11
Accounts payables – related party	(44)	84
Net cash used in operating activities	(613)	(213)
Cash flows from investing activities:
Research and development expenses capitalization	-	(1)
Net cash used in investing activities		(1)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	698	124
Net cash provided by financing activities	698	124

Effect of exchange rate changes on cash	2	19
Change in cash and cash equivalents	87	(71)

Cash and cash equivalents at beginning of period	408	79

Cash and cash equivalents at end of period	495	8

Non-cash investing and financing activities
Related party debt conversion to option Common stock	-	-

The accompanying notes are an integral part of the financial statements.

TECHLOTT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A. Techlott, Inc. (“Techlott”, “the Company”, “we” or “us”) was incorporated in the State of South Dakota on November 26, 2012 to engage in the acquisition, purchase, maintenance and creation of mobile software applications. The Company has not generated significant revenues from operations. On November 1, 2021 the Company was redomiciled in the State of Nevada. On May 29, 2026, the Company changed its name from AppYea Inc. to Techlott Inc.

The Company’s common stock is traded on the OTC Markets, OTCQB tier, under the symbol “LOTT”. The name change formed part of the Company’s strategic repositioning and increased focus on the development and commercialization of its lottery technology.

B. Strategic Development

On August 20, 2025 the Company entered into an agreement with Techlott Enterprises Ltd. (“Techlott Enterprises”), a Cypriot company, for the purchase (the “Techlott Purchase Agreement”) of proprietary blockchain-based decentralized lottery and gaming ecosystem leveraging smart contracts, verifiable randomness, and advanced infrastructure to deliver transparent, secure, and scalable lottery and gaming experiences (the “Technology”) and the underlying intellectual property for consideration consisting of shares of the Company’s common stock par value $0.0001 per share (the “Common Stock”). For further details, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SleepX Ltd. is a company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company (“SleepX”). SleepX is a research and development company that has developed a proprietary product for monitoring and treating sleep apnea and snoring. The technology is protected by several international patents. SleepX has incorporated, together with an unrelated third party, a privately held company under the laws of the State of Israel named Ta-nooma Ltd. (“Ta-nooma”). Ta-nooma has developed sleeping monitoring technology for which patent applications were filed and has no revenue from operations. Since its incorporation and as of the financial statements date, SleepX holds 66.7% of the voting interest of Ta-nooma.

C. Going Concern

The financial statements are presented on a going-concern basis. To date, the Company has not generated any significant revenues, suffered recurring losses from operations, incurred negative cash flows from operating activities, and is dependent upon external sources for financing its operations. As of June 30, 2026 the Company had an accumulated deficit of $28,892,000. In 2025, the Company recognized an intangible asset in the amount of $21,101,317 in connection with the issuance by the Company of shares of common stock to Techlott Enterprises Ltd. as consideration for the asset acquisition, with the equity component valued at $18,739,546. As a result of this transaction, the Company recorded an increase in shareholders’ equity at the end of 2025 in the same amount. As of June 30, 2026, the Company’s total shareholders’ equity was $10,027,000.

The accumulated deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to finance its operating activities by raising capital. There are no assurances that the Company will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms or at all. If the Company will not have sufficient liquidity resources, the Company may not be able to continue the development of its technology platform or may be required to implement cost reduction measures and may be required to delay part of its development activities. The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a “going concern”.

TECHLOTT INC.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

TECHLOTT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

A.	Short-term loans from related parties

During 2021, SleepX borrowed from Nexense Technologies USA, Inc., a Delaware corporation which is majority owned by Boris Molchadsky, a director of the Company, an aggregate amount of $47,623. According to the agreement, the loan shall be repaid in the event that the Company’s profits are sufficient to repay the aggregate loan amount and upon such terms and in such installments as shall be determined by the Board. The loan shall bear interest at an annual rate equal to the minimum rate approved by applicable law in Israel (5.02% in 2026).

During 2020, the minority shareholder of Ta-nooma advanced a loan to Ta-nooma in the amount of NIS 115,725. The loan does not carry any interest expense and the repayment terms have yet to be determined. As of June 30, 2026, the loan balance amounted to NIS 115,725 ($34,319).

B.	Balances with related parties

	June 30, 2026	December 31, 2025
	In U.S. dollars in thousands

Liabilities:
Employees and payroll accruals (*)	1,249	685
Short term loans	86	84

C.	Transactions with related parties

	For the six months ended June 30,
	2026	2025
	In U.S. dollars in thousands
Expenses:
Consulting fees, Salaries and related costs	840	13
Share based compensation	159	6

(*)	Includes an amount related to the former Chief Executive Officer, who, as of January 19, 2025, is no longer considered a related party.

Directors of the Company do not receive compensation for their directorship roles as such. Company’s Bylaws provide that a director or officer shall be indemnified and held harmless by the Corporation, to the fullest extent permitted by the laws of the State of Nevada.

TECHLOTT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE LOANS AND WARRANTS

The following table summarizes fair value measurements by level as of June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	948	948
Derivative liability – Anti-dilution rights	-	-	8,320	8,320

December 31, 2025	Level 1	Level 2	Level 3	Total
	In U.S. dollars
Assets
None	-	-	-	-

Liabilities
Convertible Loans	-	-	901	901
Derivative liability – Anti-dilution rights		-	7,103	7,103

The Convertible Loans changes consist of the following as of June 30, 2026 and December 31, 2025:

	Convertible Loans at Fair Value
	June 30, 2026	December 31, 2025
	$000
Opening Balance, (including short term loans from related party which is also convertible)	901	4,163
Transition from amortized cost to convertible loans measured at fair value	-	(869)
Change in fair value of convertible loans liability	47	(2,393)
Closing balance	948	901

The estimated fair values of the Convertible loans were measured according to the Monte Carlo Model using the following assumptions:

	As of June 30, 2026	As of December 31, 2025
Expected term (in years)	1.67	2
Expected average (Monte Carlo) volatility	65%	55.38%
Expected dividend yield	-	-
Risk-free interest rate	4.09%	3.4%
WACC	27%	26%

The Derivative liability – Anti-dilution rights changes consist of the following as of June 30, 2026 and December 31, 2025:

	Anti-Dilution Liabilities at Fair Value
	June 30, 2026	December 31, 2025
	$000
Opening Balance	7,103	-
Recognition of anti-dilution rights granted to new investors (see Note 8 – Capital raise)	329	7,103
Fair value adjustment	888	-
Closing balance	8,320	7,103

TECHLOTT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - STOCK BASED COMPENSATION

The table below sets forth option activity for the period:

	For the six months ended June 30, 2026
	Number of options	Weighted average exercise price
		in USD

Options outstanding on January 1, 2026	95,257,550	$0.0001
Options granted during the period	15,000,000	$0.0001
Options exercised during the period	-	$0.0001
Options cancelled during the period	(28,864,131)	$0.0001
Options outstanding at the end of period	81,393,419	$0.0001
Options exercisable at the end of period	81,393,419

*Includes 6,959,685 options purchased by employees from conversion of debt.

For the six months ended June 30, 2026 and 2025, the Company recognized expenses, to such options, in the amount of $159,000 and $6,562, respectively. The expense is non-cash stock-based compensation expense resulting from options awards to the Chief Executive Officer, Chief Financial Officer and advisors. The expense represents the aggregate grant date fair value for the option awards granted and vested during the periods presented, determined in accordance with FASB ASC Topic 718.

TECHLOTT INC.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the period of three months ended June 30,		For the period of six months ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited

Revenues	-	1	-	4
Cost of sales	-	4	-	8
Gross profit (loss)	-	(3)	-	(4)

Research and development expenses	225	221	434	215
Amortization of intangible assets	534	-	1,067	-
Sales and marketing expenses	52	32	75	49
General and administrative expenses	496	97	915	208

Operating loss	(1,307)	(353)	(2,491)	(476)

Change in fair value of convertible loans and warrant liability	(556)	358	(942)	314
Financial expenses, net	(6)	(11)	(4)	(10)

Net profit (loss)	(1,869)	(6)	(3,437)	(172)

TECHLOTT INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - CONTINGENT LIABILITIES

On August 11, 2022, a lawsuit was filed in the Tel Aviv Magistrate’s Court against our director and majority shareholder, Boris Molchadsky, G.P.I.S Ltd., an entity controlled by Mr. Molchadsky, Nexsense, Inc. (the former shareholder of SleepX Ltd.) and SleepX, Ltd., our subsidiary (collectively, the “Defendants”) [Civil lawsuit number 25441-08-22]. The suit was filed by a fund operating out of Israel. A copy of the claim was served to the defendants only six months after it was submitted to court, on February 21, 2023. The lawsuit is based on the alleged breach of partnership and loan agreements as well as other related allegations, including violation of agreements reached in a mediation proceeding that took place in 2015. On July 24, 2023, the Defendants (except for Nexsense, Inc.) filed a statement of defense, denying the allegations and argued that the claim should be dismissed, due to the statute of limitations, lack of cause of action, lack of jurisdiction, delay in filing the claim, and respecting SleepX, also due to the lack of standing between SleepX and the plaintiff.

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

NOTE 8 - SIGNIFICANT EVENTS DURING AND AFTER THE PERIOD

(i) Capital raise

On January 27, 2026, the Company received gross proceeds of $750,000 from four qualified investors in consideration for the issuance, in the aggregate, of 34,090,910 shares of the Company’s common stock. Net proceeds received by the Company, after deduction of offering and placement agent fees, amounted to $697,500.

One of the abovementioned investors has invested $450,000 and received warrants to purchase 20,454,545 additional shares of common stock, exercisable for a period of three years at an exercise price of $0.026 per share. The investor was granted anti-dilution protection rights. Pursuant to the terms of the agreement, the investor is entitled to anti-dilution protection rights designed to maintain its ownership interest of approximately 1.4% of the Company on a fully diluted basis in connection with future capital raises of up to $7 million.

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

b. Anti-dilution liability valuation

(i) The valuation reflects scenario analysis of potential future financing events. Two representative scenarios were considered: (i) a financing event at a Company valuation of approximately $50 million, assuming a 15% new share issuance, and (ii) a financing event at a Company valuation of approximately $100 million, assuming a 10% new share issuance. These scenarios were assigned probabilities of 80% and 20%, respectively.

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

(iii) In connection with the consulting agreement entered into with the Company’s Chief Financial Officer (“CFO”), the Company agreed to grant an aggregate of 15,000,000 stock options, vesting in two equal tranches: the first tranche vested on March 31, 2026, and the second tranche vested on June 30, 2026. The aggregate grant date fair value of the options was approximately $159,000.

NOTE 9 - SUBSEQUENT EVENTS

On August 6, 2026, the Company entered into a Platform License and Services Agreement (the “Gambia Agreement”) with a company that holds an exclusive license to operate lottery and gaming operations in The Gambia (the “Operator”). Pursuant to the Gambia Agreement, the Company licenses its modular web-based lottery platform and provides related services to the Operator for a term of five years from the platform launch date, subject to automatic renewal for successive 24-month periods. The Company retains all intellectual property rights in the platform. As consideration, the Operator will pay the Company a tiered share of monthly gross revenue generated through the platform. The Gambia Agreement is governed by the laws of Cyprus.

On August 12, 2026, the Company entered into the following agreements with Bary (Boris) Molchadsky, a director of the Company: (i) a Consulting Agreement providing for a monthly consulting fee of $10,000 plus applicable VAT, accruing from January 1, 2026, and certain related payments; and (ii) a SleepX Transfer Agreement providing for the transfer to Mr. Molchadsky of the Company’s equity interest in SleepX Ltd. in two tranches, forty-nine percent (49%) upon execution and the remaining fifty-one percent (51%) upon the earlier of the Company’s uplisting to a national securities exchange and June 30, 2027. Also on August 12, 2026, the Board of Directors and the majority stockholders of the Company approved by written consent the increase in the Company’s authorized shares of common stock to 10,000,000,000 shares and the ratification of certain prior corporate actions, subject to required regulatory approval.

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

Forward-looking statements rest on management’s current expectations and are subject to substantial risks, uncertainties, and changes in circumstances that are outside the Company’s control. Actual results may differ materially. Important factors are described under the heading “Risk Factors” in our 2025 10-K, as updated by our subsequent filings with the SEC. Except as required by law, we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances arising after the date of this report. The terms “we,” “us,” “our,” “Techlott,” and the “Company” refer to Techlott, Inc. and its consolidated subsidiaries unless context otherwise requires.

Overview

We are a Nevada corporation whose common stock is quoted on the OTC Markets, OTCQB tier, under the symbol “LOTT.” We currently operate in two areas: (i) the development and commercial deployment of a blockchain-based technology platform supporting licensed lottery, draw-based gaming, and casino-style gaming operators, which is our principal area of focus following our acquisition of the Techlott IP on December 31, 2025; and (ii) legacy digital health products developed by our wholly-owned subsidiary SleepX for sleep apnea and snoring monitoring, with respect to which we continue to evaluate strategic options.

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

We believe the following industry trends are favorable to our business, although there can be no assurance that any of these trends will continue or that, if they do continue, we will be positioned to benefit from them:

—	Digital channel growth. A growing share of lottery purchases is conducted through digital channels rather than traditional retail terminals, particularly in jurisdictions with established mobile payment infrastructure.
—	Mobile payment adoption in emerging markets. The expansion of mobile-money and digital payment infrastructure in certain emerging markets, including parts of Africa and Asia, has reduced traditional barriers to participation in regulated lottery games.
—	Regulatory focus on verifiable fairness. Lottery and gaming regulators in a number of jurisdictions have signaled increasing interest in technical mechanisms by which the fairness, integrity and auditability of lottery operations can be independently verified, rather than relying solely on regulator inspection of operator-controlled systems.

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

Our Platform

We have developed and commercially deployed a technology platform designed to support lottery and gaming operations through a combination of smart contract infrastructure, verifiable randomness, and modular backend systems. The Platform is intended to support transparency, operational efficiency, and auditability for lottery and gaming operators and regulators. The Platform is designed to be deployed alongside, or as a replacement for, an operator’s existing legacy systems, depending on operator requirements; we do not represent that the Platform alone ensures operational efficiency or regulatory compliance, both of which depend on the operator’s broader system architecture, business processes, and regulatory environment.

As of the date of this report, our commercial operations are in an early stage, with one active customer deployment in The Gambia, Africa. We intend to generate our first revenue from this client during the third quarter of 2026. Our future growth depends on, among other things, securing additional customers, expanding into new markets, and continuing to develop the Platform.

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

A central component of the Platform is its use of third-party verifiable randomness services for draw execution. The system integrates the Chainlink Verifiable Random Function (“Chainlink VRF”) service to generate cryptographically verifiable random outcomes. We consume Chainlink VRF on a per-request basis using the LINK token; we do not have a written commercial agreement with Chainlink Labs governing access to the service. This approach is intended to:

—	Reduce the risk of manipulation in the draw process.
—	Provide a cryptographic record that outcomes are generated in accordance with predefined rules.
—	Support regulatory and audit requirements related to fairness and integrity.

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

Technology Roadmap

Our technology development roadmap includes:

—	Expansion to additional blockchain networks to support scalability and flexibility.
—	Enhancement of API-based services for third-party operators.
—	Continued development of operator tools and user interfaces.
—	Integration of additional payment methods and regional capabilities.
—	Ongoing improvements to security, monitoring, and system performance.

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

Revenues

We have generated insignificant revenues to date.

Research and Development Expenses

Developing and enhancing our technology platform is an ongoing process that is subject to technical and commercial uncertainty. We expect to continue incurring substantial expenses as we develop the platform. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Continued development of the platform will consume a large proportion of our current, as well as projected, resources.

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

Financial Expenses

Financial expenses consist primarily of the impact of exchange rate derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank fees and interest on long term loans. Financial income derives mainly from change in derivative value of convertible loans.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025

The six months ended June 30, 2026 represent the first six months following the Company’s strategic pivot to blockchain-based lottery technology and the consummation of the Techlott IP acquisition on December 31, 2025. The six months ended June 30, 2025 reflect the Company’s operations as a digital health company.

(U.S. dollars in thousands)	For the three- months period ended June 30		For the Six- months period ended June 30
	2026	2025	2026	2025
	U.S. dollars
Revenues	-	1	-	4
Cost of sales	-	4	-	8
Gross profit (loss)	-	(3)	-	(4)

Research and development expenses	225	221	434	215
Sales and marketing	52	32	75	49
Amortization of intangible assets	534	-	1,067	-
General and administrative expenses	496	97	915	208

Operating loss	(1,307)	(353)	(2,491)	(476)

Financial income (expenses), net	(562)	347	(946)	304

Net profit (loss)	(1,869)	(6)	(3,437)	(172)

Revenue.

The Company did not generate any revenue for the three and six month periods ended June 30, 2026, compared to $1,000 and $4,000 for the three and six months ended June 30, 2025. Prior-period revenue was attributable to legacy sales of the SleepX AppySleep biofeedback wristband and related products.

Cost of Sales.

The Company did not incur cost of sales for the three and six months ended June 30, 2026, compared to $4,000 and $8,000 for the three and six months ended June 30, 2025. The change reflects the shift in revenue mix from physical product sales (SleepX) to platform-based services (Techlott IP).

Research and Development Expenses.

Research and development expenses for the three and six months ended June 30, 2026 were approximately $225,000 and $434,000, respectively, compared to $221,000 and $215,000 for the three and six months ended June 30, 2025, respectively. Research and Development expenses for the three and six months ended June 30, 2026 primarily consisted of approximately $90,000 and $164,000, respectively, in respect of development costs associated with the continued enhancement and deployment of the acquired lottery platform, as well as $135,000 and $270,000, respectively, of allocated compensation expenses relating to the Company’s CTO (Ben Harris) and certain members of management that were previously attributed to research and development activities. Mr. Harris was appointed on December 31, 2025 and is entitled to monthly compensation of $30,000.

The prior-period research and development expenses were primarily attributed to write-offs of certain investments in intellectual property and development of our products.

Amortization of Acquired Intangible Assets.

Amortization expenses for the three and six months ended June 30, 2026 were approximately $534,000 and $1,067,000, respectively, compared to nil for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2026, approximately $528,000 and $1,056,000 of the amortization expenses, respectively, related to the intellectual property acquired from Techlott on December 31, 2025, with the remaining amount attributable to the amortization of legacy SleepX patent assets.

Sales and Marketing Expenses.

Sales and marketing expenses for the three and six months ended June 30, 2026, respectively, were approximately $52,000 and $75,000, compared to $32,000 and $49,000 for the three and six months ended June 30, 2025, respectively.

General and Administrative Expenses.

General and administrative expenses for the three and six months ended June 30, 2026 were approximately $496,000 and $915,000, respectively, compared to $97,000 and $208,000 for the three and six months ended June 30, 2025, respectively. The increase reflects, among other items, the following developments that occurred after June 30, 2025 and are present for the first full quarterly period in the six months ended June 30, 2026: (i) monthly consulting fees payable to the senior management team appointed in August 2025 (Mr. Abadi, Mr. Grady, and Mr. Mekler) and December 2025 (Mr. Katzenelson and Mr. Ben Harris), aggregating approximately $140,000 per month in base fees (calculated as base monthly fees of $30,000 per month for each of Mr. Abadi, Mr. Grady, Mr. Katzenelson, Mr. Harris, and $10,000 per month for both Mr. Mekler and Mr. Boris Molchadsky) of which due to cashflow constrains only $7,000 per month are in fact paid out; (ii) share-based non-cash compensation expense relating to options granted to officers and consultants (including $78,000 and $81,000 of expense related to the vesting of 15,000,000 options held by Mr. Mekler on March 31 and June 30, 2026, respectively); and (iii) professional fees relating to the Company’s public reporting program, the Techlott IP acquisition, and ongoing legal matters. None of the professional fees to our management team have in fact been paid due to cash flow constraints but such amounts are being accrued, except for a monthly fee of $7,000 (of the $10,000) being paid to the Company’s CFO.

Change in Fair Value of Convertible Loans and Derivative Liabilities.

The change in fair value of convertible loans and derivative liabilities recorded for the three and six months ended June 30, 2026 were approximately $556,000 and $942,000, respectively, compared to income of $358,000 and $314,000 for the three and six months ended June 30, 2025. The current-period amount reflects the remeasurement of (i) the Plutus Note carried at fair value pursuant to the fair value option under ASC 815 and (ii) the anti-dilution derivative liabilities recognized in December 2025 in connection with the Techlott IP acquisition and the contractual anti-dilution rights of senior management. The prior-period amount reflected the remeasurement of convertible loan instruments outstanding during that period, none of which remain outstanding as of June 30, 2026 (other than the Plutus Note).

Financial Income (Expenses), Net.

Financial income (expenses), net for the three and six months ended June 30, 2026 were expenses of approximately $6,000 and $4,000, respectively, compared to expense of $11,000 and $10,000 for the three and six months ended June 30, 2025, respectively. Financial income was primarily attributable to interest earned on U.S. dollar-denominated deposits. Financial expenses primarily reflect interest accrual on outstanding debt obligations and the effect of remeasurement of monetary balances denominated in non-U.S. dollar currencies (principally the New Israeli Shekel).

Net Loss.

Net loss for the three and six months ended June 30, 2026 were approximately $(1,869,000) and $(3,437,000), compared to net loss of $(6,000) and $(172,000) for the three and six months ended June 30, 2025, respectively. The increase in net loss primarily reflects the items described above, in particular the post-acquisition amortization of the Techlott IP and the consulting fees payable to the senior management team appointed during the second half of 2025.

Liquidity and Capital Resources

We have funded our operations to date through a combination of equity issuances and convertible debt financings. As of June 30, 2026, we had cash and cash equivalents of approximately $495,000 and total liabilities of approximately $10,663,000, of which approximately $9,715,000 were current. As of December 31, 2025, we had cash and cash equivalents of $408,000.

Cash Flows.

The following table summarizes our cash flows for the periods presented:

(U.S. dollars in thousands)	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	(613)	(213)
Net cash used in investing activities	-	(1)
Net cash provided by financing activities	698	124
Effect of exchange rate changes on cash	2	19
Net change in cash and cash equivalents	87	(71)
Cash and cash equivalents, beginning of period	408	79
Cash and cash equivalents, end of period	495	8

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

Going Concern

For the six months ended June 30, 2026, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have an accumulated deficit of $28,892,000 and a working capital deficit of $9,119,000 on June 30, 2026, as well as negative operating cash flows. Included in this amount is a non-monetary liability of approximately $8,320,000 related to anti-dilution obligations reflecting the future potential issuance of shares to investors and controlling shareholders in connection with future equity issuances. Excluding this non-monetary component, the Company’s working capital deficit would have been approximately $799,000.

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

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to the often volatile nature of the financial markets, equity and debt financing may be difficult to obtain.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights, future revenue streams, or technologies or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Critical Accounting Estimates

Our critical accounting estimates are described in the 2025 10-K. Critical estimates affecting the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 include, in particular, (i) the fair value of the Plutus Note (Level 3 inputs); (ii) the fair value of derivative liabilities relating to anti-dilution rights (Level 3 inputs); (iii) the recoverability and useful life of the Techlott IP intangible asset; and (iv) the going-concern assessment. Changes in the assumptions or unobservable inputs underlying these estimates could have a material effect on our reported results.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

As disclosed in Item 9A of the 2025 10-K, our management identified a material weakness in our internal control over financial reporting relating to segregation of duties. Our management is composed of a small number of professionals, resulting in limitations on segregation of duties such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by our internal control over financial reporting. The material weakness was first identified during the year ended December 31, 2025 and has not been remediated as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our material legal proceedings, see Item 3 of our 2025 Annual Report on Form 10-K, which information is incorporated herein by reference. There have been no material developments in those proceedings during the three months ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(i) On August 6, 2026, Techlott entered into a Platform License and Services Agreement (the “Agreement”) with a company that holds an exclusive license to operate lottery and gaming operations in The Gambia, West Africa (the “Operator”). Pursuant to the Agreement, the Company licenses its proprietary modular web-based blockchain-based lottery platform and provides related services to the Operator. The Agreement grants the Operator a limited, revocable, non-exclusive, non-transferable, and non-sublicensable right to access and operate the Company’s platform. The Operator is solely responsible for regulatory licensing, marketing, end-user relationships, and the legality of its gaming and lottery operations in The Gambia. The Company retains all intellectual property rights in the platform. The Operator retains ownership of its brands, domain names, website, and all end-user data generated through the platform.

This agreement represents the Company’s first commercial deployment of its platform.

As consideration for the license and services, the Operator will pay the Company a tiered share of monthly gross revenue generated through the platform as well as a monthly minimum payment. Revenue is reported by the Operator within ten days after each month-end, and payment is due within seven days after the Company’s invoice. The Agreement includes audit rights, a 0.5% monthly late interest rate, and the Company’s right to suspend services following 21 days’ notice of a missed payment.

The Agreement has an initial term of five years from the platform launch date, with automatic renewal for successive 24-month periods unless either party provides 90 days’ written notice of non-renewal. Either party may also terminate the Agreement for convenience upon 90 days’ written notice. The Company has additional rights to terminate immediately if the Operator’s regulatory license lapses, if required by a governmental or regulatory authority, or if the Operator’s conduct creates regulatory risk for the Company.

The platform is provided on an “as is” basis without warranty. The Company’s aggregate liability under the Agreement is capped at $40,000, with carve-outs for amounts owed to the Company and for the Operator’s breaches of applicable law, intellectual property obligations, and confidentiality obligations.

(ii) On August 12, 2026, the Company entered into the following agreements with Boris Molchadsky, a director of the Company: (i) a Consulting Agreement providing for a monthly consulting fee of $10,000 plus applicable VAT, accruing from January 1, 2026, and certain related payments; and (ii) a SleepX Transfer Agreement providing for the transfer to Mr. Molchadsky of the Company’s equity interest in SleepX Ltd. in two tranches, forty-nine percent (49%) upon execution and the remaining fifty-one percent (51%) upon the earlier of the Company’s uplisting to a national securities exchange and June 30, 2027.

(iii) During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022)
3.2	Bylaws of the Company (Incorporated by reference to the Registration Statement on Form S-1 filed on May 10, 2022)
10.1	Consulting Agreement dated as of August 12, 2026 between Techlott Inc. and Boris Molchadsky * +
10.2	SleepX Transfer Agreement dated as of August 12, 2026 between Techlott Inc. and Boris Molchadsky * +
10.3	Agreement dated August 6, 2026 between Techlott Inc. and Sunlotto Limited * ***
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

*** Portions of the Exhibit have been omitted.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHLOTT, INC.

By:	/s/ Yakir Abadi
Yakir Abadi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2026

By:	/s/ Ron Mekler
Ron Mekler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 14, 2026

